Form 10-Q
period 2004-03-31
BH RE LLC
filed 2004-08-04
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number 000-50689

BH/RE, L.L.C.

(Exact Name of Registrant as Specified in its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	84-1622334 (I.R.S. Employer Identification Number)

885 Third Avenue 34th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 371-2211
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

     As of July 30, 2004, 50% of the Registrant’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and 50% of the Registrant’s equity membership interests were held by each of BH Casino and Hospitality, Inc. and OCS Consultants, Inc.

BH/RE, L.L.C. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004 (unaudited)	2003
	(In thousands)
ASSETS
OTHER ASSETS — NON CURRENT
Restricted cash — long term	$10,086	$10,061
Deferred acquisition costs	4,496	3,225

TOTAL ASSETS	$14,582	$13,286

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Due to affiliates	$14,565	$13,008

TOTAL LIABILITIES	14,565	13,008

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	1,513	1,509
MEMBERS’ ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(1,496)	(1,231)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$14,582	$13,286

See accompanying notes to unaudited condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		For the Period from
		March 31, 2003
		(date of formation)
	Three Months ended	through
	March 31, 2004	March 31, 2004
	(In thousands)
EXPENSES
Pre-opening	$(286)	$(1,569)
OTHER INCOME (EXPENSE)
Interest income	25	86
Minority interest	(4)	(13)

NET LOSS	$(265)	$(1,496)

See accompanying notes to unaudited condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period from
		March 31, 2003
		(date of formation)
	Three Months ended	through
	March 31, 2004	March 31, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$(265)	$(1,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	(25)	(10,086)
Minority interest	4	1,513

Net cash used in investing activities	(21)	(8,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from affiliates	1,557	14,565
Deferred acquisition costs	(1,271)	(4,496)

Net cash provided from financing activities	286	10,069

NET INCREASE (DECREASE) IN CASH	—	—
CASH, BEGINNING OF THE PERIOD	—	—

CASH, END OF THE PERIOD	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

     BH/RE, L.L.C. and its subsidiaries (“BH/RE”) were formed to acquire, operate and renovate the Aladdin Resort and Casino located in Las Vegas, Nevada, which we refer to in this report as the Aladdin. BH/RE is a Nevada limited liability company and was organized on March 31, 2003. Since formation, neither BH/RE nor any of its subsidiaries has conducted any operations other than in connection with the proposed Aladdin acquisition. BH/RE is a holding company and we do not expect BH/RE to have any material operations.

     BH/RE was formed by BH Casino and Hospitality, Inc. (“BHCH I”) and OCS Consultants, Inc. BHCH I is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. Bay Harbour Management is an SEC-registered investment management firm. BH Casino and Hospitality was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood International, Inc. and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust. BH/RE is a holding company that owns 85% of EquityCo, L.L.C. The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. MezzCo, L.L.C. is a wholly owned subsidiary of EquityCo, and OpBiz L.L.C. is a wholly owned subsidiary of MezzCo.

Planned Acquisition of the Aladdin

     The Aladdin is currently owned and operated by Aladdin Gaming, LLC, which is a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Aladdin Gaming commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement.

     The purchase agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and will receive $15 million of working capital from Aladdin Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and will assume various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At March 31, 2004, the energy service obligation was $34.4 million. Upon the completion of the Aladdin acquisition, OpBiz will issue $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent, which we refer to in this report as the Credit Agreement. OpBiz has also agreed to simultaneously make a $14 million cash payment to those secured creditors to reduce the principal amount of the notes to $496 million and obtain a release of their lien on a four-acre parcel of undeveloped property that we will acquire from Aladdin Gaming. We presently intend to develop this property into a vacation resort ownership or similar project. OpBiz will also provide either cash or a letter of credit in the amount of $90 million to fund the costs of the planned renovations to the Aladdin.

     Before OpBiz can complete the Aladdin acquisition, we must receive certain approvals from various Nevada gaming authorities and under the Hart-Scott-Rodino Act. As a result, the completion of the Aladdin acquisition may be delayed or may not occur. BH/RE and each of its subsidiaries are required to be registered with and licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. Our officers and managers, including Mr. Earl, Mr. Teitelbaum and Michael V. Mecca, the president and chief executive officer of OpBiz, as well as Barry Sternlicht (the chairman and chief executive officer of Starwood) and Theodore Darnall (the executive vice president of hotel operations of Starwood and a manager of EquityCo), must also be licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. As of the date of this report, gaming applications had been filed by each of these persons or entities. After the end of the period covered by this report we were informed that the Nevada gaming authorities have scheduled hearings on these applications during August of 2004; however, the required approvals have not been obtained. In addition, certain other senior executives of Starwood have filed applications with the Nevada gaming authorities, but are not required to be found suitable in order for us to receive the approvals required in connection with the Aladdin acquisition. However, the Nevada gaming authorities may determine to investigate the suitability of these other senior executives of Starwood at a later time. Aladdin Gaming may terminate the purchase agreement if any required gaming application is withdrawn or denied, or if all necessary approvals of the Nevada gaming authorities have not been obtained by August 29, 2004. Although we expect that the Nevada gaming authorities will hold all required hearings before August 29, 2004, we cannot assure you that we will be able to obtain all of the approvals from the Nevada gaming authorities by that date. Additionally, the order of the Nevada gaming commission granted such licenses may contain restrictions on our operations and our ability to engage in certain transactions, including paying dividends and making distributions. If we do not have all of our gaming approvals by August 29, 2004, OpBiz may extend the termination date of the purchase agreement by up to 90 days by increasing its existing cash deposit by up to $2.5 million. Applications for approval under the Hart-Scott-Rodino Act were filed in July 2004.

     The purchase agreement provides that OpBiz will assume substantially all of Aladdin Gaming’s pre-petition contracts and leases and any post-petition contracts or leases to which OpBiz does not object. The purchase agreement provides that OpBiz will offer employment to all of Aladdin Gaming’s employees, other than executive management, on terms and conditions substantially similar to their current employment terms and conditions.

Plan of Operations

     We expect that OpBiz, a subsidiary of BH/RE, will complete the acquisition of the Aladdin in the third quarter of 2004. Following completion of the Aladdin acquisition, OpBiz will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino, which we refer to as the PH Resort. In connection with the proposed renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

Development Stage Risk Factors

     As a development stage company, BH/RE has risks that could impact its ability to successfully complete the acquisition. In addition, prior to the completion of the acquisition, BH/RE has to secure several state and local government regulatory agency approvals, including, but not limited to, securing a state gaming license for the ownership and operation of the PH Resort.

Interim Financial Statements

     The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three-month period ended March 31, 2004 are not indicative of results to be expected for the full fiscal year nor the results subsequent to the acquisition. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from March 31, 2003 (date of formation)

through December 31, 2003, included in BH/RE’s Registration Statement on Form 10 (File No. 000-50689) filed with the Securities and Exchange Commission on April 16, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

     Restricted cash consists of an escrow deposit of approximately $10.1 million which will be applied toward the $90 million of cash commitments for our planned renovations to the Aladdin.

Deferred Acquisition Costs

     BH/RE capitalized approximately $4.5 million in direct external costs related to the Aladdin acquisition as of March 31, 2004. These costs will be included as part of the purchase price after the Aladdin acquisition is complete.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the consolidated financial statements of BH/RE.

3. MEMBERSHIP INTERESTS

     As of March 31, 2004, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

4. RELATED PARTY TRANSACTIONS

Due to Affiliates

     Since our formation, certain members or affiliates of BH/RE have paid expenses related to the Aladdin acquisition and funded deposits under the purchase agreement on behalf of BH/RE and its subsidiaries. Such advances consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
BHCH I	$8,521	$7,633
Planet Hollywood	1,794	1,125
OCS	4,250	4,250

	$14,565	$13,008

     Upon completion of the Aladdin acquisition, $4.25 million of advances from each of BHCH I and OCS, which were used to fund the deposit required of OpBiz under the purchase agreement, will be contributed to BH/RE as capital. Additionally, upon completion of the Aladdin acquisition, the advances made by BHCH I and Planet Hollywood to pay transaction fees will be repaid by BH/RE.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreement

     In April 2003, OpBiz entered into an employment contract with its president and chief executive officer, Michael V. Mecca, for a five-year term that began on May 11, 2003. The agreement provides for a base salary of $450,000, a performance based bonus incentive and an option to purchase equity interests in MezzCo equal to 3% of the equity of OpBiz.

Litigation

     BH/RE is not currently a party to any legal proceedings.

6. SUBSEQUENT EVENTS

BH/RE

     BH/RE currently plans to admit BH Casino and Hospitality II, L.L.C., as a non-voting equity member in connection with the closing of the acquisition of the Aladdin. BHCH II was formed in July of 2004 to provide additional equity capital to BH/RE. BHCH II is controlled by Douglas P. Teitelbaum. We presently expect BHCH II to provide BH/RE with a $13 million cash capital contribution on or before the closing of the Aladdin acquisition. Assuming this capital contribution is made, the non-voting equity interests in BH/RE will be owned 40.75% by BHCH I, 18.5% by BHCH II and 40.75% by OCS. There has been no change in the voting interests in BH/RE.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004 (unaudited)	2003
	(In thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$46,482	$38,240
Restricted cash and cash equivalents	4,230	4,189
Receivables from related parties	37	38
Accounts receivable, net	12,068	13,369
Inventories	1,537	1,920
Prepaid expenses	5,146	5,596
Deposits	2,728	2,885

Total current assets	72,228	66,237

PROPERTY AND EQUIPMENT, net	496,885	496,370
OTHER ASSETS	916	923
Note Receivable	333	668

Total assets	$570,362	$564,198

Liabilities and Members’ Deficit
CURRENT LIABILITIES:
Current portion of energy service obligation	$1,164	$1,132
Accounts payable	2,170	3,910
Accrued payroll and related expenses	13,580	12,946
Accrued interest	323	332
Other accrued expenses	15,615	16,179

Total current liabilities	32,852	34,499

OTHER LIABILITIES:
Energy Service Obligation- net of current portion	33,257	33,558
Liabilities subject to compromise	541,239	549,513

Total liabilities	607,348	617,570

COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT:
Preferred membership interest	221,500	221,500
Common membership interest	173,870	173,870
Accumulated deficit	(432,356)	(448,742)

Total Members’ Deficit	(36,986)	(53,372)

Total liabilities and Members’ Deficit	$570,362	$564,198

See accompanying notes to unaudited condensed consolidated financial statements.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2004	2003
	(in thousands)
REVENUES
Casino	$29,389	$27,485
Hotels	28,512	25,403
Food and beverage	18,903	17,252
Other revenue	4,124	3,903

GROSS REVENUE	80,928	74,043
Less promotional allowances	(7,572)	(6,751)

NET REVENUES	73,356	67,292
COSTS AND EXPENSES
Casino	18,148	16,652
Hotel	7,523	6,768
Food and beverage	10,156	9,165
Other operating expense	3,435	2,894
Selling, general and administrative	15,193	14,786
Depreciation and amortization	—	12,006

Total costs and expenses	54,455	62,271

INCOME FROM OPERATIONS	18,901	5,021

OTHER INCOME
Interest income	—	—
Interest expense	968	1,019

Total other expenses	968	1,019
REORGANIZATION ITEMS	1,549	2,804

NET INCOME	$16,384	$1,198

See accompanying notes to unaudited condensed consolidated financial statements.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$17,743	$20,287

CASH PAYMENTS FOR REORGANIZATION ITEMS	(773)	(8,653)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(554)	218

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of long term debt	(270)	(3,212)
Adequate protection payments — GECC	(1,875)	—
Adequate protection payments — Secured Lenders	(6,029)	—

Net cash used in financing activities	(8,174)	(3,212)
NET INCREASE IN CASH	8,242	8,640
CASH, BEGINNING OF PERIOD	38,240	22,431

CASH, END OF PERIOD	$46,482	$31,071

See accompanying notes to unaudited condensed consolidated financial statements.

ALADDIN GAMING, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS

     The condensed consolidated financial statements include the accounts of Aladdin Gaming, LLC and its wholly owned inactive subsidiaries, which include Aladdin Music Holdings, LLC and Aladdin Music, LLC. Significant intercompany accounts are eliminated in consolidation.

     Aladdin Gaming, LLC, a Nevada limited liability company (“Gaming” or the “Company”), was formed on January 24, 1997. The Company is wholly owned by Aladdin Gaming Holdings, LLC, a Nevada limited liability company (“Gaming Holdings”). Gaming Holdings is owned by Aladdin Gaming Enterprises, Inc. (“Gaming Enterprises”), a Nevada corporation (25%), Sommer Enterprises, LLC (“Sommer Enterprises”), a Nevada limited liability company (31%), London Clubs International, plc (“London Clubs”), through its subsidiary London Clubs Nevada, Inc. (“LCNI”) (40%), GAI, LLC, a Nevada limited liability company (3%), and Jose Rueda (0.2%). Aladdin Holdings, LLC, a Delaware limited liability company (“Holdings”), indirectly holds a majority interest in Gaming Holdings. The members of Holdings are the Trust Under Article Sixth u/w/o Sigmund Sommer (the “Sommer Trust”), which holds a 95% interest in Holdings, and GW Vegas, LLC, a Nevada limited liability company (“GW”) and a wholly owned subsidiary of Trust Company of the West (“TCW”), which holds a 5% interest in Holdings.

     The Company term is 100 years.

     The Company owns the Aladdin Resort and Casino (“Aladdin”) located in Las Vegas, Nevada. The Aladdin includes a 2,567-room hotel, offering deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the hotel has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party. Aladdin’s 116,000-square foot casino contains approximately 1,900 slot machines, 50 table games, keno and a sports-book facility on its main floor and includes a 15,000-square foot luxury gaming section on its mezzanine level with approximately 20 high denomination table games and 75 high denomination slot machines. In addition, Gaming has approximately 950 unused slot machines.

     The Aladdin has seven restaurants, including a Chinese restaurant leased to P.F. Chang’s, a buffet, a sushi bar, a 24-hour casual dining facility, an Italian restaurant, a steak and seafood restaurant and a poolside snack bar, as well as a nightclub and several lounges. In addition, Gaming operates a Starbucks Coffee franchise. The Aladdin also has gift and merchandise shops operated by a third party. The Aladdin also has over 75,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 16,000 square feet of breakout space in 18 separate rooms.

     The Aladdin includes an approximately 7,000-seat Theater for the Performing Arts (“TPA”). The TPA is used for award shows, live music events and theatrical performances. The Aladdin also has unfinished space for an approximately 1,300-seat theater on a mezzanine level above the casino. Currently, the Company operates an approximately 400-seat showroom in the theater space.

2. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On September 28, 2001 (the “Petition Date”), Gaming filed a voluntary petition for Chapter 11 reorganization (“Chapter 11”) pursuant to the United States Bankruptcy Code (“Bankruptcy Code”) with the United States Bankruptcy Court for the District of Nevada, Southern Division (the “Bankruptcy Court”). As of March 31, 2004, the Company’s members’ deficit of $37.0 million, and its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection give rise to substantial doubt about the Company’s ability to continue as a going concern. Management of the Company believes that the conditions included in the Purchase Agreement with OpBiz (discussed below) will be met and the sale will close in 2004. The accompanying financial statements do not include any adjustments that may be necessary if the Company is not able to emerge from Chapter 11 and continue as a going concern.

     The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and expect to reorganize under Chapter 11. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those subject to compromise (see Note 5). Additional liabilities may arise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court’s resolution of claims for contingencies and other disputed amounts.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management of Gaming believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of Gaming, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods covered by the accompanying condensed consolidated financial statements have been made. Gaming’s results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with Gaming’s financial statements and notes thereto for the year ended December 31, 2003, as included in the Form 10 Registration (File No. 000-50689) of BH/RE, L.L.C. (“BH/RE”), filed with the Securities and Exchange Commission on April 16, 2004 (the “Form 10”).

3. PENDING SALE OF THE ALADDIN TO OPBIZ

     On April 23, 2003, OpBiz, L.L.C., a Nevada limited liability company (“OpBiz”), and Gaming entered into a Purchase and Sale Agreement (“Purchase Agreement”) pursuant to which OpBiz agreed to acquire substantially all of the assets of the Aladdin. Under the Purchase Agreement and pursuant to an order of the Bankruptcy Court, Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Gaming’s plan of reorganization and authorized Gaming to complete the sale of the assets to OpBiz under the Purchase Agreement. Upon consummation of the plan of reorganization, all remaining assets of Gaming will be transferred to a new entity that will be controlled by Gaming’s pre-petition secured lenders.

     The Purchase Agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Gaming to operate the Aladdin, and will receive $15 million of working capital from Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing $510 million of secured notes to Gaming’s secured creditors and will assume various contracts and leases entered into by Gaming in connection with its operation of the Aladdin and certain of Gaming’s liabilities, including Gaming’s energy service obligation to Northwind Aladdin, LLC, (“Northwind”) the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. OpBiz has also agreed to simultaneously make a $14 million cash payment to Gaming’s secured creditors to reduce the principal amount of the secured notes to $496 million and obtain a release of their lien on certain real property to be acquired from Gaming. OpBiz will also provide either cash or a letter of credit in the amount of $90 million to fund the costs of the planned renovations to the Aladdin.

     Gaming may terminate the Purchase Agreement if any of the gaming applications required to be filed by OpBiz and various related entities in connection with the acquisition of the Aladdin are withdrawn or denied, or if OpBiz and such related parties have not obtained all necessary approvals of the Nevada gaming authorities required to complete the acquisition of the Aladdin by August 29, 2004. OpBiz may extend this termination date by up to 90 days by increasing its existing cash deposit under the Purchase Agreement by up to $2.5 million.

     The Purchase Agreement provides that OpBiz will assume substantially all of Gaming’s pre-petition contracts and leases and any post-petition contracts or leases to which OpBiz does not object.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

5. LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under reorganization proceedings consisted of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Accounts payable trade	$948	$1,319
Accrued interest	6,647	6,647
Accrued interest — interest rate collars	2,794	2,794
Other accrued expenses	7,461	7,461
Bank credit facility	434,736	434,736
FF&E facility	15,822	15,822
FF&E lease	39,297	41,172
Related party payable	14,420	14,420
Interest rate collars payable	19,114	25,142

	$541,239	$549,513

6. REORGANIZATION ITEMS

     Reorganization items consisted of the following:

	March 31,
	2004	2003
	(In thousands)
Professional fees	$592	$2,856
Interest earned on accumulated cash during Chapter 11 proceedings	(48)	(32)
Extinguishment of pre-petition debt	—	(20)
Management retention expense	957	—
Claim valuation	48	—
Other	—	—

	$1,549	$2,804

     Professional fees related to the reorganization are subject to Bankruptcy Court approval and are expensed as incurred.

7. COMMITMENT AND CONTINGENCIES

Litigation

     The Uriah and Nu Floor mechanics liens, which are discussed in Note 15 to Gaming's Audited Financial Statements for the fiscal year ended December 31, 2003 filed with the Form 10, were voluntarily released in June 2004.

     The Company is involved in various legal proceedings relating to its business. While any proceeding or litigation has an element of uncertainty, the Company’s management believes that the final outcome of these matters is not likely to have a material adverse effect upon its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Corporate Organization

     BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino located in Las Vegas, Nevada, which we refer to in this report as the Aladdin. We expect that OpBiz, L.L.C., an indirect subsidiary of BH/RE, will complete the acquisition of the Aladdin in the third quarter of 2004. Following completion of the Aladdin acquisition, OpBiz will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino, which we refer to in this report as the PH Resort. In connection with the proposed renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood Hotels and Resorts Worldwide, Inc., pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

     BH/RE was formed by BH Casino and Hospitality, Inc., which we refer to in this report as BHCH I, and OCS Consultants, Inc. BHCH I is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. Bay Harbour Management is an SEC-registered investment management firm. BHCH I was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

     BH/RE is a holding company that owns 85% of EquityCo, L.L.C. The remaining 15% of EquityCo is owned by a subsidiary of Starwood. MezzCo, L.L.C. is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. In this report, the terms “we” and “our” refer to BH/RE and its subsidiaries.

Planned Acquisition of the Aladdin

     The Aladdin is currently owned and operated by Aladdin Gaming, LLC, which is a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Aladdin Gaming commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement.

     The purchase agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and will receive $15 million of working capital from Aladdin Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and will assume various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At March 31, 2004, the energy service obligation was $34.4 million. Upon the completion of the Aladdin acquisition, OpBiz will issue $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent, which we refer to in this report as the Credit Agreement. OpBiz has also agreed to simultaneously make a $14 million cash payment to those secured creditors to reduce the principal amount of the notes to $496 million and obtain a release of their lien on a four-acre parcel of undeveloped property that we will acquire from Aladdin Gaming. We presently intend to develop this property into a vacation resort or similar project. OpBiz will also provide either cash or a letter of credit in the amount of $90 million to fund the costs of the planned renovations to the Aladdin.

     Before OpBiz can complete the Aladdin acquisition, we must receive certain approvals from various Nevada gaming authorities and under the Hart-Scott-Rodino Act. As a result, the completion of the Aladdin acquisition may be delayed or may not occur. BH/RE and each of its subsidiaries are required to be registered with and licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. Our officers and managers, including Mr. Earl, Mr. Teitelbaum and Michael V. Mecca, the president and chief executive officer of OpBiz, as well as Barry Sternlicht (the chairman and chief executive officer of Starwood) and Theodore Darnall (the executive vice president of hotel operations of Starwood and a manager of EquityCo), must also be licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. As of the date of this report, gaming applications had been filed by each of these persons or entities. After the end of the period covered by this report we were informed that the Nevada gaming authorities have scheduled hearings on these applications during August of 2004; however, the required approvals have not been obtained. In addition, certain other senior executives of Starwood have filed applications with the Nevada gaming authorities, but are not required to be found suitable in order for us to receive the approvals required in connection with the Aladdin acquisition. However, the Nevada gaming authorities may determine to investigate the suitability of these other senior executives of Starwood at a later time. Aladdin Gaming may terminate the purchase agreement if any required gaming application is withdrawn or denied, or if all necessary approvals of the Nevada gaming authorities have not been obtained by August 29, 2004. Although we expect that the Nevada gaming authorities will hold all required hearings before August 29, 2004, we cannot assure you that we will be able to obtain all of the approvals from the Nevada gaming authorities by that date. Additionally, the order of the Nevada gaming commission granting such licenses may contain restrictions on our operations and our ability to engage in certain transactions, including paying dividends and making distributions. If we do not have all of our gaming approvals by August 29, 2004, OpBiz may extend the termination date of the purchase agreement by up to 90 days by increasing its existing cash deposit by up to $2.5 million. Applications for approval under the Hart-Scott-Rodino Act were filed in July 2004.

     The purchase agreement provides that OpBiz will assume substantially all of Aladdin Gaming’s pre-petition contracts and leases and any post-petition contracts or leases to which OpBiz does not object. The purchase agreement provides that OpBiz will offer employment to all of Aladdin Gaming’s employees, other than executive management, on terms and conditions substantially similar to their current employment terms and conditions.

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report and since our formation in March 2003, and the historical financial condition and results of operations of Aladdin Gaming, and its wholly owned inactive subsidiaries for the periods covered in the consolidated financial statements of Aladdin Gaming contained in this report. The historical financial statements of Aladdin Gaming, the related management’s discussion of financial condition and results of operations, and the unaudited pro forma condensed consolidated financial statements and related notes, are included in this report because of the planned acquisition of the Aladdin by OpBiz. The historical financial results of Aladdin Gaming are not indicative of its current financial condition or of the financial condition and results of operations of BH/RE and its subsidiaries following the completion of the Aladdin acquisition. Upon completion of the Aladdin acquisition, our subsidiary, OpBiz, will:

•	incur indebtedness under the Credit Agreement;

•	install new senior management to oversee the operations of the Aladdin;

•	manage the Hotel under the Sheraton brand name pursuant to the hotel management contract with Sheraton;

•	commence renovations to convert the Aladdin into the PH Resort;

•	operate the PH Resort and incur fees under the licensing agreement with Planet Hollywood; and

•	implement its business strategy.

     Our results of operations will be subject to these events and other significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements of BH/RE and Aladdin Gaming, respectively and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in BH/RE’s Form 10 Registration Statement (File No. 000-50689) filed with the Securities and Exchange Commission on April 16, 2004 and the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this report.

BH/RE

     BH/RE and its subsidiaries were formed in March 2003 solely to acquire, renovate and operate the Aladdin. Since our formation, our activities have been limited to negotiating various agreements related to our planned acquisition and operation of, and renovations to, the Aladdin.

Results of Operations

     Since our formation, we have had no operations other than negotiating the Aladdin acquisition and developing our plans to renovate the Aladdin and transform it into the PH Resort. BH/RE and its subsidiaries are development stage companies and our consolidated financial statements reflect historical results that are not indicative of our operations following the Aladdin acquisition. Since our formation, we have incurred costs related primarily to legal and consulting fees and other expenses incurred in connection with negotiating various agreements related to the purchase of the Aladdin and related operating and financing transactions, and costs related to our planned renovation and re-theming of the Aladdin.

     BH/RE and each of its subsidiaries is a limited liability company and each of them will be treated as a partnership for federal income tax purposes. Accordingly, we have not recorded any provision for federal income taxes in our consolidated financial statements because the taxable income or loss for BH/RE and each of its subsidiaries will be included in the income tax returns of the relevant members. If we are successful in obtaining the mezzanine financing described below, MezzCo will elect to be taxed as a corporation and we will subsequently record provisions for federal income tax on our consolidated financial statements beginning in the period in which such election is effective.

Liquidity and Capital Resources

     Since our formation, we have funded our liquidity needs through advances from the members of BH/RE and certain of their affiliates and capital contributions from Starwood. Our liquidity needs have been limited to funding the ongoing fees and expenses related to our planned acquisition of the Aladdin and related financing transactions and the deposit required under the purchase agreement. Our expenses have been funded by advances from BHCH I and Planet Hollywood. Advances made by BHCH I and by Planet Hollywood will be repaid at the closing of the Aladdin acquisition from proceeds of the mezzanine financing incurred by MezzCo, if any, and capital contributions from the holders of our equity membership interests.

     We will require approximately $623.0 million to complete the Aladdin acquisition, including funding for our planned $90 million of renovation costs and payment of related financing costs, transaction fees and expenses, which we expect will be approximately $9.0 million (excluding any additional fees and expenses related to the mezzanine financing described below). These funds will be provided through (i) borrowings of $510 million under the Credit Agreement and (ii) $113.0 million in cash, including the $10 million represented by the deposit under the purchase agreement, proceeds from mezzanine financing incurred by MezzCo, if any, or capital contributions from the holders of our equity membership interests, Starwood, or their respective affiliates. Our cash requirements include $14 million to fund the lien release payment required by the Credit Agreement. As of the date of filing of this report, we are in negotiations with a group of lenders regarding a mezzanine financing. MezzCo would be the borrower under this financing arrangement. If such negotiations are successful, we anticipate that the proceeds of that financing will be used to make capital contributions to OpBiz to fund, in part, the planned renovations to Aladdin (and therefore reduce the capital commitment of BH/RE), to pay certain fees and expenses incurred in connection with such financing, our acquisition of the Aladdin, and related transactions, and to make the $14 million lien release payment. We cannot assure you that we will ultimately succeed in obtaining such financing.

     Under the purchase agreement, when we acquire the Aladdin we will also acquire $15 million of working capital, including at least $10 million of cash, and assume Aladdin Gaming’s energy service obligations and various other obligations of Aladdin Gaming under assumed contracts. The $510 million of borrowings under the Credit Agreement will be evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. At the closing of the Aladdin acquisition, we have agreed to make a $14 million cash payment to the holders of Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtain a release of their lien on the four acre parcel of vacant property that we will acquire from Aladdin Gaming.

     BH/RE and Starwood have committed to invest $70 million and $20 million, respectively, to complete the Aladdin acquisition and fund OpBiz’s plans to renovate the Aladdin. BH/RE’s capital contributions will be funded by the holders of our equity membership interests and may be reduced by the proceeds of mezzanine financing incurred by MezzCo, if any. In addition, BH/RE plans to fund transaction costs, which we estimate will be approximately $9.0 million (excluding any additional fees and expenses related to mezzanine financing described above), through the additional contributions of capital, proceeds from mezzanine financing incurred by MezzCo, if any, and advances or loans from BHCH I and OCS or their affiliates.

     Aladdin Gaming is currently meeting its liquidity needs with cash generated from operations. Following the Aladdin acquisition, we will have greater liquidity requirements than Aladdin Gaming. For example, we will be required to pay interest under the Credit Agreement and we plan to commence our renovations to transform the Aladdin into the PH Resort. We believe that, following the Aladdin acquisition, cash generated from operations, the capital to be invested in OpBiz at the closing and the working capital, including the cash, we will acquire from Aladdin Gaming under the purchase agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for the first 12 months after the Aladdin acquisition. We may have other liquidity needs, such as interest or debt repayment obligations in respect of mezzanine financing incurred by MezzCo, if any, tax distributions to the members of EquityCo and BH/RE and operating expenses of BH/RE, EquityCo and MezzCo. The Credit Agreement provides that OpBiz will be permitted to make tax distributions, but we may not have access to OpBiz’s cash flow or cash balances to make other distributions to MezzCo, EquityCo and BH/RE. We would have to seek additional funds from the holders of our equity membership interests, or Starwood, or seek funding from outside sources, to pay such obligations. None of our voting or equity members, or Starwood, is obligated to provide us with such funding and we cannot assure you that outside funding will be available to us at all or on acceptable terms.

     There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our planned renovations to the Aladdin and have negotiated the terms of the Credit Agreement to address those anticipated reductions. For example, the covenant in the Credit Agreement requiring OpBiz to achieve specified levels of earnings before interest, taxes, depreciation and amortization, or EBITDA, during the first two years of the Credit Agreement is significantly below the Aladdin’s current EBITDA levels. Also, the interest rate during the first three years of the Credit Agreement is lower than the interest rate in the last three years.

Aladdin Gaming

Results of Operations

     In the following discussion, the term “management” refers solely to the management of Aladdin Gaming. Although we have had discussions with management of Aladdin Gaming regarding the business, assets, condition and prospects of the Aladdin and the discussion below, we did not prepare the following discussion nor have we made any independent verification of the matters described below. The historical financial results of Aladdin Gaming are not indicative of our current financial condition or our financial condition and results of operations following the completion of the Aladdin acquisition.

     Aladdin Gaming was formed in 1997 to construct and operate the Aladdin. Until August 2000, Aladdin Gaming was in the development stage and did not have any historical operating income. The Aladdin opened in August 2000. For the balance of 2000, Aladdin Gaming incurred significant expenses and reported a net operating loss of $42.3 million. In response to these net operating losses, management refocused its marketing and advertising efforts, made significant management changes and reconfigured the Casino floor in an effort to enhance profitability. Aladdin Gaming also implemented labor reduction initiatives and cost management strategies. As a result of these changes, Aladdin Gaming’s financial results improved in the first quarter of 2001. However, Aladdin Gaming was unable to meet its debt service requirements, and its financial condition further deteriorated after the dramatic decline in Las Vegas tourism following the terrorist attacks on September 11, 2001. Aladdin Gaming filed its bankruptcy case in late September 2001. Since filing for bankruptcy, management has continued to focus on effective marketing and cost management strategies, which, combined with the rebound in overall tourism in Las Vegas, has resulted in steady improvements to revenues and operating income.

     Aladdin Gaming has agreed to sell substantially all of its assets to OpBiz pursuant to the purchase agreement and Aladdin Gaming’s plan of reorganization. As a result of the approval of the sale to OpBiz, Aladdin Gaming reviewed its assets for impairment and has recognized an impairment loss because the sale price for the assets under the purchase agreement is less than the carrying value of its net assets. See “ — 2004 Compared to 2003 — Income from Operations.”

Key Metrics

     Aladdin Gaming’s financial results are highly dependent upon the number of customers that visit the Casino and the price of Hotel rooms and amenities. Although business on the Las Vegas Strip is generally not seasonal, certain holidays and events attract large numbers of visitors to Las Vegas and can significantly impact revenues and profitability of properties like the Aladdin. The majority of Aladdin Gaming’s business is derived from tourists and conventions. Approximately one-third of Aladdin Gaming’s revenues come from gaming, one-third from Hotel business and one-third from sales of food and beverage and other amenities.

     Management uses several key metrics to evaluate Aladdin Gaming’s financial results. These metrics include “win,” which represents the amount of gaming revenues that are retained, and “hold,” which represents the amount of the win as a percentage of amounts wagered. Measures for non-gaming revenues include “hotel occupancy,” which is the number of rooms rented, including rooms that are provided on a complimentary basis, during a given period expressed as a percentage of the number of available rooms, and “average daily room rate,” which is the average amount of revenue per rented room per day.

     The following discussion presents an analysis of Aladdin Gaming’s results of operations for the three months ended March 31, 2004 and 2003.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Net Revenues

	Three Months Ended March 31,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Casino	$29,389	$27,485	$1,904	6.9%
Hotel	28,512	25,403	3,109	12.2%
Food and Beverage	18,903	17,252	1,651	9.6%
Entertainment and Other Income	4,124	3,903	221	5.7%

Gross Revenues	80,928	74,043	6,885	9.3%
Promotional Allowances	(7,572)	(6,751)	(821)	(12.2)%

Net Revenues	$73,356	$67,292	$6,064	9.0%

     Net revenues increased $6.1 million, or 9.0%, quarter-over-quarter as a result of increases in both gaming and non-gaming revenues. The increase in gaming revenues was driven by the expansion and more effective use of the Casino marketing database and promotional activities and higher pedestrian traffic resulting from the closure of the monorail station connecting the MGM Grand Hotel and Casino and Bally’s Casino and Hotel. The monorail station closed temporarily in January 2003 and diverted additional pedestrian traffic through the Aladdin’s south entrance. Management believes that the additional pedestrian traffic had a positive impact on Aladdin Gaming’s revenues. The monorail station resumed operations on July 15, 2004. Aladdin Gaming’s management expects the reopening of the monorail station may negatively impact Casino operations. The improvement in non-gaming revenues was attributable to a higher hotel occupancy and average daily room rates during the first quarter of 2004 as compared to the same period in 2003, mostly due to higher demand for hotel rooms resulting from higher levels of tourist and convention business at the Aladdin and in Las Vegas generally.

     Casino revenues were up $1.9 million in the first three months of 2004 versus the same period in 2003, led by improvements in slot machine revenues of $1.7 million. In 2004, management continued to focus on maximizing the profitability of slot machines by implementing ticket-in/ticket-out technology and installing more popular slot machines. As of March 31, 2004, approximately 45% of the Aladdin’s slot machines were equipped with ticket-in/ticket-out technology. Slot machine revenues also benefited from the expansion of the casino marketing database, which resulted in more revenues from special events and promotions. As a result, the gross win per slot machine per day increased to $119 during the first quarter of 2004 from $105 in the first quarter of 2003.

     Hotel occupancy and average daily room rates for the first quarter of 2004 were 98% and $126, compared to 98% and $113 during the comparable period of 2003. Higher demand for Las Vegas hotel rooms in general and increased marketing has allowed Aladdin Gaming’s management to increase the average daily rate. The improvements in average daily room rate was the dominant factor for the increase in Hotel revenues of $3.1 million, or 10.9%, quarter-over-quarter.

     Food and beverage revenues increased $1.7 million in the first quarter of 2004 as compared to the same period in 2003. The increase was due to price and volume increases at the Spice Market Buffet and Zanzibar Cafe in 2004, which were driven by increased marketing and promotional efforts.

     Income from Operations

	Three Months Ended
	March 31,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Net Revenues	$73,356	$67,292	$6,064	9.0%
Costs & Expenses:
Casino	18,148	16,652	1,496	9.0%
Hotel	7,523	6,768	755	11.2%
Food and Beverage	10,156	9,165	991	10.8%
Other Operating Expenses	3,435	2,894	541	18.7%
Selling, General and Administrative	15,193	14,786	407	2.7%
Depreciation and Amortization	—	12,006	(12,006)	(100.0%)

Total Costs and Expenses	54,455	62,271	(7,816)	(12.6%)

Income from Operations	$18,901	$5,021	$13,880	276.4%

     Income from operations increased to $19.0 million for the first quarter of 2004 from $5.0 million for the first quarter of 2003. On August 29, 2003, the Bankruptcy Court confirmed Aladdin Gaming’s plan of reorganization and approved the Purchase Agreement with OpBiz. As a result, the Company classified substantially all of it’s assets as “assets held for sale” and ceased recording depreciation expense which contributed significantly to the improvement in income from operations.

     Overall, operating costs and expenses decreased $7.8 million, or 12.6%. The decrease resulted primarily from the absence of depreciation expense for the first quarter of 2004. Aladdin Gaming’s continuing operating costs and expenses increased $4.2 million, primarily due to promotional expenses for the casino and increased personnel expenses.

Interest Expense

     Interest expense of $0.1 million related to the energy service obligation was recorded for the first quarters of 2004 and 2003. As a result of the Chapter 11 filing, Aladdin Gaming has ceased accruing interest on the bank credit facility and the FF&E facility.

Reorganization Items

     In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” Aladdin Gaming has separately reported reorganization items. Reorganization items in the first quarter of each of 2004 and 2003 consisted primarily of professional fees and management retention costs.

Liquidity and Capital Resources

	2004	2003
	(In thousands)
Cash flows from (used in) operating activities before reorganization items	$17,743	$20,287
Cash flows used in reorganization items	(773)	(8,653)
Cash flows (used in) from investing activities	(554)	218
Cash flows (used in) from financing activities	(8,174)	(3,212)

     Since commencing its bankruptcy case, Aladdin Gaming has relied on cash flow from operations to fund its liquidity needs. Management expects cash flows from operations will be sufficient to fund liquidity and capital maintenance requirements until the anticipated completion of the Aladdin acquisition by OpBiz. Cash flows from operating activities have steadily improved since 2001 as a result of the factors described above. Aladdin Gaming’s investing activities have been limited during its bankruptcy case. Cash flows used in investing activities includes payments for construction and fixed assets of $514,000 and $803,000 respectively, in the first three months of 2004 and 2003. In the first quarter of each of 2004 and 2003, cash flows from financing activities consisted of adequate protection payments and payments in respect of the energy service obligation to Northwind Aladdin of $8.2 million and $3.2 million, respectively. Since filing for bankruptcy, Aladdin Gaming has not made any principal or interest payments on pre-petition debt, except for the energy service obligation and adequate protection payments.

     As a result of Aladdin Gaming filing for bankruptcy, substantially all of its pre-petition debt was classified as “liabilities subject to compromise.” Aladdin Gaming’s pre-petition debt consists of a bank credit facility with various financial institutions, an interest rate collar payable related to interest rate collar agreements entered into in connection with the bank credit facility that were terminated on the bankruptcy petition date, the gaming equipment term loan, the capital lease facility and the energy service obligation.

     Amounts payable under the energy service agreement include operational charges and debt service and equity return payments. During Aladdin Gaming’s bankruptcy case several controversies arose regarding the nature of the energy service agreement and related agreements. These disputes were settled in December 2002. Under the settlement and in accordance with an order of the Bankruptcy Court, Aladdin Gaming has assumed the energy service agreement and related agreements and is paying the obligations under the terms reached in the settlement.

Critical Accounting Policies and Estimates

     Aladdin Gaming prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of its accounting policies require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Judgments made by management are based on their historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will conform to these estimates. Management believes the policies and estimates described below have a significant impact on issues that are inherently uncertain.

Bad Debt Reserves

     Management reserves an estimated amount for receivables that may not be collected. These bad debt reserves are estimated using a combination of specific reserves and various percentages applied to aged receivables based upon the judgment of management. Management considers historical collection rates along with customer relationships in determining specific reserves. To the extent world events such as economic downturns, war or further terrorist attacks impact the ability of Aladdin Gaming’s customers to pay the receivables, the reserves of Aladdin Gaming could be inadequate. However, the majority of Aladdin Gaming’s Casino receivables relate to domestic play. Consequently, management believes its Casino receivables are less exposed to the impact of some of these events. Notwithstanding, management believes its current reserve is appropriate and reasonable based upon its experience.

Property and Equipment

     Aladdin Gaming has significant capital invested in its property and equipment, which represented approximately 87% of total assets as of March 31, 2004. Management makes judgements to determine the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in Aladdin Gaming’s financial results and whether Aladdin Gaming has a gain or loss on the disposal of the asset.

     Management assigns useful lives to its assets based on its standard policy, which management believes is representative of the useful life of each category of assets. Management reviews the carrying value of its property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As described above, due to the transactions contemplated by the purchase agreement, Aladdin Gaming recorded an impairment loss in the third quarter of 2003 and ceased recording depreciation expense as of August 2003.

Self-Funded Employee Health Care Insurance Program

     Aladdin Gaming’s employee health care benefits program is self-funded up to a maximum amount per claim. Management bases accruals for the cost of its program on claims filed and estimates of claims incurred but not reported. Management considers historical loss experience and certain unusual claims in estimating these liabilities. Management believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities. Management continually monitors the potential for changes in estimates, evaluates its insurance accruals and adjusts its recorded provisions.

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risks of loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As a result of Aladdin Gaming filing its bankruptcy petition, Aladdin Gaming does not incur interest charges associated with its borrowings and, therefore, is not subject to changes in variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we were a development stage company and as such, our management, under the supervision and with the participation of its managers and its acting Chief Financial Officer are developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and will perform an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures after they have been implemented.

     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because we have not yet completed our acquisition of the Aladdin, our internal control over financial reporting did not extend to the financial reporting of Aladdin Gaming.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that do not relate to historical or current facts or situations. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continues,” the negative of these terms or other similar terms. Forward-looking statements include statements relating to the Aladdin acquisition, the renovation of the Aladdin into the PH Resort, our business strategy and operating plans, our expectations concerning future operations, profitability, liquidity and capital resources and our other current and future plans.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. If one or more of the assumptions underlying our forward-looking statements proves incorrect, our actual results, levels of activity, performance or achievements could differ significantly from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, you should not place undue reliance on our forward-looking statements. Except as required by law, we do not intend to update or revise any of our forward-looking statements after the date of this report.

     Our acquisition of the Aladdin and planned operations are subject to a number of risks. Please refer to the discussion of "Risk Factors" in "Item 1. Business" of the Form 10.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed consolidated balance sheet of BH/RE and its subsidiaries as of March 31, 2004 and unaudited pro forma statement of operations for the year ended December 31, 2003 and three months ended March 31, 2004, give effect to the Aladdin acquisition and the financing of the Aladdin acquisition as if they occurred, for balance sheet purposes, on March 31, 2004 and, for statement of operations purposes, on January 1, 2003. The unaudited pro forma financial statements are not necessarily indicative of the results that would have been reported had such transactions actually occurred on the dates specified, nor are they indicative of our future results of operations or financial condition. The unaudited pro forma financial statements are based on and should be read in conjunction with, and are qualified in their entirety by, the historical financial statements and notes thereto of BH/RE, and the historical financial statements and notes thereto of Aladdin Gaming (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, and the Registration Statement on Form 10 filed by BH/RE with the SEC on April 16, 2004. (File No. 000-50689)

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(As of March 31, 2004)

			Pro Forma		BH/RE
	Aladdin		Adjustments		Pro Forma
	Gaming	BH/RE	(See Note 2)		As Adjusted
	(In thousands)
ASSETS
Cash and cash equivalents	$46,482	$—	$(23,720	)(a)	$21,266
			(1,496	)(b)
Restricted cash and cash equivalents	4,230	—	(4,230	)(c)(1)	—
Receivables from related parties	37	—	(37	)(d)	—
Accounts receivable—net of allowance for doubtful accounts	12,068	—	—		12,068
Inventory	1,537	—	—		1,537
Prepaid expenses	5,146	—	(4,078	)(c)(2)	1,068
Deposits	2,728	—	(175	)(c)(3)	2,553

Total current assets	72,228	—	(33,736)		38,492
Restricted cash—long term	—	10,086	79,914	(e)	90,000
Property and equipment—net	496,885	—	7,188	(f)	504,073
Other assets — net of accumulated amortization	1,249	4,496	(4,496	)(g)	1,249

Total assets	$570,362	$14,582	$48,870		$633,814

LIABILITIES AND MEMBERS’ EQUITY
Current portion of energy service obligation	$1,164	$—	$—		$1,164
Accounts payable — trade	2,170	—	—		2,170
Accrued expenses and other current liabilities	29,518	—	(6,713	)(c)(4)	22,805

Total current liabilities	32,852	—	(6,713)		26,139
Energy service obligation — net of current portion	33,257	—	—		33,257
Due to Affiliates	—	14,565	(14,565	)(d)	—
Liabilities subject to compromise	541,239	—	(541,239	)(h)	—
Credit facility	—	—	476,901	(i)	462,901
			(14,000	)(j)
Other long term liabilities	—	—	14,000	(j)	14,000

Total liabilities	607,348	14,565	(85,616)		536,297
Commitments and contingencies	—	—	—		—
Minority interest	—	1,513	18,500	(d)	20,013
Members’ equity
Membership interest	395,370	—	(395,370	)(k)	79,000
			10,000	(e)
			69,000	(e)
Accumulated deficit	(432,356)	(1,496)	432,356	(k)	(1,496)

Total members’ equity	(36,986)	(1,496)	115,986		77,504

Total liabilities and members’ equity	$570,362	$14,582	$48,870		$633,814

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS

(For the Year Ended December 31, 2003)

			Pro Forma		BH/RE
	Aladdin		Adjustments		Pro Forma
	Gaming	BH/RE	(See Note 3)		As Adjusted
	(In thousands)
Revenues
Casino	$110,642	$—	$—		$110,642
Hotel	95,836	—	—		95,836
Food and beverage	68,084	—	—		68,084
Other	18,378	—	—		18,378

Gross revenues	292,940	—	—		292,940
Less: promotional allowances	(26,400)	—	—		(26,400)

Net revenues	266,540	—	—		266,540

Expenses
Casino	62,626	—	—		62,626
Hotel	28,913	—	4,246	(a)	33,159
Food and beverage	44,032	—	—		44,032
Other	14,344	—	—		14,344
Selling, general and administrative	61,701	1,283	(443	)(b)	65,819
			3,278	(c)
Impairment of long-lived assets	29,478	—	—		29,478
Depreciation and amortization	43,495	—	17,500	(d)	60,995

Total costs and expenses	284,589	1,283	24,581		310,453
Loss from operations	(18,049)	(1,283)	(24,581)		(43,913)
Interest income (expense), net	(9,953)	52	(31,388	)(e)	(35,291)
			5,998	(f)

Loss before reorganization items	(28,002)	(1,231)	(49,971)		(79,204)
Reorganization items	(12,103)	—	12,103	(g)	—

Net loss	$(40,105)	$(1,231)	$(37,868)		$(79,204)

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS

(For the Quarter Ended March 31, 2004)

			Pro Forma		BH/RE
	Aladdin		Adjustments		Pro Forma
	Gaming	BH/RE	(See Note 3)		As Adjusted
	(In thousands)
Revenues
Casino	$29,389	$—	$—		$29,389
Hotel	28,512	—	—		28,512
Food and beverage	18,903	—	—		18,903
Other	4,124	—	—		4,124

Gross revenues	80,928	—	—		80,928
Less: promotional allowances	(7,572)	—	—		(7,572)

Net revenues	73,356	—	—		73,356

Expenses
Casino	18,148	—	—		18,148
Hotel	7,523	—	1,192	(a)	8,715
Food and beverage	10,156	—	—		10,156
Other	3,435	—	—		3,435
Selling, general and administrative	15,193	286	(111	)(b)	16,273
			905	(c)
Depreciation and amortization	—	—	16,308	(d)	16,308

Total costs and expenses	54,455	286	18,294		73,035
Loss from operations	18,901	(286)	(18,294)		321
Interest income (expense), net	(968)	21	(7,847	)(e)	(7,294)
			1,500	(f)
Loss before reorganization items	17,933	(265)	(24,641)		(6,973)
Reorganization items	(1,549)	—	1,549	(g)	—

Net loss	$16,384	$(265)	$(23,092)		$(6,973)

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

     The following notes to unaudited pro forma condensed consolidated financial statements give effect to the Aladdin acquisition financing and the Aladdin acquisition as if they had occurred, for balance sheet purposes, on March 31, 2004 and, for statement of operations purposes, on January 1, 2003 and 2004.

     1. The pro forma purchase price is calculated as follows:

Amount
(In thousands)
Fair value of acquisition (i)	$511,322
Estimated transaction fees and expenses	9,000
Total	$520,322

     The preliminary allocation of the pro forma purchase price is as follows:

Amount
(In thousands)
Net working capital (ii)	$15,000
Land	39,126
Buildings, furniture, fixtures and equipment	464,947
Other assets	1,249
Total	$520,322

     The final purchase price and its allocation will be based on appraisals and estimates by management and is expected to be completed within one year of the completion of the Aladdin acquisition.

(i)	Represents the estimated fair value of the assets to be acquired from Aladdin Gaming and the assumption of the energy service obligation.

(ii)	Represents net working capital (including cash) to be transferred by Aladdin Gaming as part of the Aladdin acquisition.

     2. The following is a brief description of the adjustments to the pro forma balance sheet to reflect the Aladdin acquisition as if it had occurred March 31, 2004.

(a)	Represents cash to be retained by Aladdin Gaming.

(b)	Represents cash paid for reimbursements for transaction fees and expenses paid by affiliates on behalf of BH/RE.

(c)	Represents the portions of the following assets and liabilities that will be retained by Aladdin Gaming:

(1)	restricted cash

(2)	prepaid expenses

(3)	deposits

(4)	accrued liabilities

(d)	Represents the elimination of related party payables and receivables that will be retained by Aladdin Gaming.

(e)	Represents capital contributions by holders of the equity membership interests of BH/RE and Starwood for the planned renovation of the Aladdin into the PH Resort and transaction fees and expenses.

(f)	Represents an adjustment to property and equipment based on the purchase price allocation. Depreciation has been computed using the straight-line method over the following useful lives: building and leasehold improvements — 39 years; furniture and equipment — five years; and energy service asset — 17 to 20 years.

(g)	Represents the transaction fees and expenses that will be capitalized in connection with the funding of the acquisition of the Aladdin.

(h)	Represents elimination of liabilities subject to compromise.

(i)	Represents the Aladdin acquisition financing consisting of $510 million senior secured notes that bear interest at three-month LIBOR plus a margin (as defined in the Credit Agreement) and mature six years from the issue date. The senior secured notes have been discounted by $33 million to reflect their estimated fair value, which is based on the fair value of the assets acquired and the assumption of the energy service obligation.

(j)	In connection with the Aladdin acquisition financing described in note 2(i), OpBiz will be required to make a $14 million cash payment to the holders of the senior secured notes to reduce the principal amount of the notes to $496 million and to obtain a release of the lien on a four acre parcel of vacant property that we will acquire from Aladdin Gaming. We presently intend to develop a vacation resort ownership or similar project on that property. It is assumed that the $14 million will be obtained through additional debt financing.

(k)	Represents the elimination of members’ equity and accumulated deficit of Aladdin Gaming.

     3. The following is a brief description of the adjustments to the pro forma statement of operations to reflect the Aladdin acquisition as if it had occurred January 1, 2003 and 2004.

(a)	Represents an adjustment for the Sheraton hotel management fee. OpBiz has entered into a management contract with Sheraton to assist in the management, operation and promotion of the Hotel and to permit the use of the Sheraton brand and trademarks in the promotion of the Hotel for a fee of 4% of gross Hotel and Hotel related operating revenues and 2% of gross rental revenues from third party leases in the Hotel, plus certain centralized service fees that have not been included in the adjustment.

(b)	Represents an adjustment for an employment contract that will be eliminated pursuant to the purchase agreement.

(c)	Represents an adjustment for fees related to the licensing agreement between OpBiz and Planet Hollywood. The agreement grants OpBiz a license to use the Planet Hollywood marks, Internet domain names that incorporate the Planet Hollywood marks and Planet Hollywood’s collection of memorabilia for a fee of 1.75% of non-Casino revenues. In general, the license fees become payable after OpBiz begins operating as the PH Resort. The licensing agreement expires in 2028 with options to extend the term for three successive 10-year terms.

(d)	Represents an adjustment to reflect the estimated annual depreciation expense related to the acquired assets.

(e)	Represents the estimated interest expense and debt discount amortization related to the $510 million senior secured notes. The interest rate is based on a variable LIBOR index. An increase of 1/8 of a percentage point in the average LIBOR rate would increase BH/RE’s annual interest cost by approximately $625,000.

(f)	Represents historical interest costs that will be eliminated as a result of the Aladdin acquisition.

(g)	Represents an adjustment to eliminate the reorganization items.

     4. Other explanatory notes:

     Since BH/RE is a limited liability company, there is no provision for federal income taxes.

     Since BH/RE will not unitize its membership interests, loss per membership unit data has not been presented because management of BH/RE believes this information would not be meaningful to the pro forma financial statement presentation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Certifications of Robert Earl pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Douglas P. Teitelbaum pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certifications of Thomas Avallone pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (b) Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.
August 4, 2004	By:	/s/ Thomas Avallone
Thomas Avallone
Acting Chief Financial Officer