Form 10-Q
period 2004-06-30
BH RE LLC
filed 2004-08-16
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-50689

BH/RE, L.L.C.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	84-1622334
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

885 Third Avenue
34th Floor
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

     As of August 13, 2004, 50% of the Registrant’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and 50% of the Registrant’s equity membership interests were held by each of BH Casino and Hospitality, L.L.C. and OCS Consultants, Inc.

BH/RE, L.L.C. AND SUBSIDIARIES

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
	(In thousands)
ASSETS
OTHER ASSETS — NON CURRENT
Restricted cash — long term	$10,111	$10,061
Deferred acquisition costs	6,674	3,225

TOTAL ASSETS	$16,785	$13,286

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Due to affiliates	$17,410	$13,008

TOTAL LIABILITIES	17,410	13,008

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	1,517	1,509
MEMBERS’ ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(2,142)	(1,231)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$16,785	$13,286

See accompanying notes to unaudited condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

				For the Period
				from
				March 31, 2003
				(date of
	Three months	Three months	Six months	formation)
	ended	ended	ended	through
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2004
	(In thousands)
EXPENSES
Pre-opening	$(667)	$(506)	$(954)	$(2,236)
OTHER INCOME (EXPENSE)
Interest income	25	10	50	111
Minority interest	(4)	(2)	(7)	(17)

NET LOSS	$(646)	$(498)	$(911)	$(2,142)

See accompanying notes to unaudited condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Period
		from
		March 31, 2003
		(date of
	Six months	formation)
	ended	through
	June 30, 2004	June 30, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$(911)	$(2,142)
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	(50)	(10,111)
Minority interest	8	1,517

Net cash used in investing activities	(42)	(8,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from affiliates	4,402	17,410
Deferred acquisition costs	(3,449)	(6,674)

Net cash provided from financing activities	953	10,736

NET INCREASE (DECREASE) IN CASH	–	–
CASH, BEGINNING OF THE PERIOD	–	–

CASH, END OF THE PERIOD	$–	$–

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

     BH/RE was formed by BH Casino and Hospitality, Inc. (“BHCH I”) and OCS Consultants, Inc. (“OCS”). BHCH I is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). Bay Harbour Management is an SEC-registered investment management firm. BHCH I was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood International, Inc. (“Planet Hollywood”) and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust. BH/RE is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo.

Planned Acquisition of the Aladdin

     The Aladdin is currently owned and operated by Aladdin Gaming, LLC (“Aladdin Gaming”), which is a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Aladdin Gaming commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement.

     The purchase agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and will receive $15 million of working capital from Aladdin Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and will assume various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At June 30, 2004, the energy service obligation was $34.1 million. Upon the completion of the Aladdin acquisition, OpBiz will issue $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent, which we refer to in this report as the Credit Agreement. OpBiz has also agreed to simultaneously make a $14 million cash payment to those secured creditors to reduce the principal amount of the notes to $496 million and obtain a release of the lien on a four-acre parcel of undeveloped property that OpBiz will acquire from Aladdin Gaming. It is presently intended that this property will be developed into a vacation resort ownership or similar project. The Credit Agreement also requires that OpBiz provide cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. As discussed in Note 6, in August 2004 MezzCo issued $87 million of senior secured subordinated notes to a group of purchasers. The net proceeds of this financing will be used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

     Before OpBiz can complete the Aladdin acquisition, certain approvals must be obtained from various Nevada gaming authorities. As a result, the completion of the Aladdin acquisition may be delayed or may not occur. BH/RE and each of its subsidiaries are required to be registered with and licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. Officers and managers of BH/RE and its subsidiaries, including Mr. Earl, Mr. Teitelbaum and Michael V. Mecca, the president and chief executive officer of OpBiz, as well as Barry Sternlicht (the chairman and chief executive officer of Starwood) and Theodore Darnall (the executive vice president of hotel operations of Starwood and a manager of EquityCo), must also be licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. As of the date of this report, gaming applications had been filed by each of these persons or entities. The Nevada gaming authorities held the first of these hearings on these applications on August 11, 2004. As of the date of this report, the required approvals have not been obtained. In addition, certain other senior executives of Starwood have filed applications with the Nevada gaming authorities, but are not required to be found suitable in order for the approvals required in connection with the Aladdin acquisition to be issued. However, the Nevada gaming authorities may determine to investigate the suitability of these other senior executives of Starwood at a later time. Aladdin Gaming may terminate the purchase agreement if any required gaming application is withdrawn or denied, if all necessary approvals of the Nevada gaming authorities have not been obtained by August 29, 2004, or if Aladdin Gaming’s conditions to closing in the purchase agreement have not been satisfied by that date. Although it is expected that the Nevada gaming authorities will hold all required hearings before August 29, 2004, there can be no assurances that all of the approvals of the Nevada gaming authorities will be obtained by that date. Additionally, the order of the Nevada Gaming Commission granting such licenses may contain restrictions on the operations of BH/RE and its subsidiaries, including OpBiz, and on the ability of BH/RE and its subsidiaries, including OpBiz, to engage in certain transactions, including paying dividends and making distributions. If all of our gaming approvals have not been obtained by August 29, 2004, OpBiz may extend the termination date of the purchase agreement by up to 90 days by increasing its existing cash deposit by up to $2.5 million. Applications for approval under the Hart-Scott-Rodino Act were filed in July 2004 and early termination of the HSR waiting period was granted in August 2004.

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

Plan of Operations

     It is presently expected that OpBiz will complete the acquisition of the Aladdin in the third quarter of 2004. Following completion of the Aladdin acquisition, OpBiz will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino, which is referred to herein as the PH Resort. In connection with the proposed renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation, a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

Development Stage Risk Factors

     As a development stage company, BH/RE has risks that could impact its ability to successfully complete the acquisition. In addition, prior to the completion of the acquisition, BH/RE has to secure several state and local government regulatory agency approvals, including, but not limited to, securing a state gaming license for the ownership and operation of the PH Resort. For a further discussion of applicable risk factors, see “Item 1. Business – Risk Factors” in the Registration Statement on Form 10 (File Number 000-50689), filed by BH/RE with the Securities and Exchange Commission on April 16, 2004 (the “Form 10”).

Interim Financial Statements

     The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented in the accompanying financial statements not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six-month periods ended June 30, 2004 are not indicative of results to be expected for the full fiscal year nor the results subsequent to the acquisition. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from March 31, 2003 (date of formation) through December 31, 2003 included in the Form 10.

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

Restricted Cash

     Restricted cash consists of an escrow deposit of approximately $10.1 million.

Deferred Acquisition Costs

     BH/RE capitalized approximately $6.7 million in direct external costs related to the Aladdin acquisition as of June 30, 2004. These costs will be included as part of the purchase price after the Aladdin acquisition is complete.

3. MEMBERSHIP INTERESTS

     As of June 30, 2004, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

4. RELATED PARTY TRANSACTIONS

Due to Affiliates

     Since our formation, certain members or affiliates of BH/RE have paid expenses related to the Aladdin acquisition and funded deposits under the purchase agreement on behalf of BH/RE and its subsidiaries. Such advances consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
BHCH I	$11,221	$7,633
Planet Hollywood	1,939	1,125
OCS	4,250	4,250

	$17,410	$13,008

     Upon completion of the Aladdin acquisition, $4.25 million of advances from each of BHCH I and OCS, which were used to fund the deposit required of OpBiz under the purchase agreement, will be contributed to BH/RE as capital. Additionally, upon completion of the Aladdin acquisition, the advances made by BHCH I and Planet Hollywood to pay transaction fees will be repaid.

5. COMMITMENTS AND CONTINGENCIES

Litigation

     BH/RE is not currently a party to any legal proceedings.

6. SUBSEQUENT EVENTS

BH/RE

     BH/RE intends to admit BH Casino and Hospitality II, L.L.C., as a non-voting equity member in connection with the closing of the Aladdin acquisition. BHCH II was formed in July 2004 to provide additional equity capital to BH/RE. BHCH II is controlled by Douglas P. Teitelbaum. At the closing of the acquisition of the Aladdin, BHCH II will make a $13 million capital contribution to BH/RE. After the contribution is made, the non-voting equity interests in BH/RE will be owned 40.75% by BHCH I, 18.5% by BHCH II and 40.75% by OCS. There has been no change in the ownership of voting interests in BH/RE.

Mezzanine Financing

     In August 2004, MezzCo entered into a mezzanine financing transaction, which is referred to as the Mezzanine Financing, with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in connection with the closing of the Aladdin acquisition, will be used to (i) pay up to $13 million of fees and expenses related to the Mezzanine Financing and the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the prior approval of the Nevada gaming authorities, at a purchase price of $.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) the failure of OpBiz to achieve certain targeted levels of earnings before interest, taxes, depreciation and amortization and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz's obligation to make expenditures on renovations to the Aladdin was increased from $90 million to $100 million, including the $90 million required under the Credit Agreement.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$46,332	$38,240
Restricted cash and cash equivalents	4,377	4,189
Receivables from related parties	38	38
Accounts receivable, net	11,191	13,369
Inventories	1,502	1,920
Prepaid expenses	4,340	5,596
Deposits	2,683	2,885

Total current assets	70,463	66,237

PROPERTY AND EQUIPMENT, net	496,973	496,370
OTHER ASSETS	812	923
Note Receivable	333	668

Total assets	$568,581	$564,198

Liabilities and Members’ Deficit
CURRENT LIABILITIES:
Current portion of energy service obligation	$1,198	$1,132
Accounts payable	2,095	3,910
Accrued payroll and related expenses	12,982	12,946
Accrued interest	319	332
Other accrued expenses	15,526	16,179

Total current liabilities	32,120	34,499

OTHER LIABILITIES:
Energy Service Obligation- net of current portion	32,947	33,558
Liabilities subject to compromise	526,097	549,513

Total liabilities	591,164	617,570

COMMITMENTS AND CONTINGENCIES
MEMBERS’ DEFICIT:
Preferred membership interest	221,500	221,500
Common membership interest	173,870	173,870
Accumulated deficit	(417,953)	(448,742)

Total Members’ Deficit	(22,583)	(53,372)

Total liabilities and Members’ Deficit	$568,581	$564,198

See accompanying notes to unaudited condensed consolidated financial statements.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
REVENUES
Casino	$29,303	$27,199	$58,692	$54,684
Hotel	26,929	23,712	55,441	49,115
Food and beverage	17,998	16,670	36,901	33,922
Other revenue	3,929	4,621	8,053	8,524

GROSS REVENUE	78,159	72,202	159,087	146,245
Less: promotional allowances	6,897	6,272	14,468	13,022

NET REVENUES	71,262	65,930	144,619	133,223

COSTS AND EXPENSES
Casino	16,983	15,798	35,131	32,450
Hotel	7,749	7,378	15,272	14,146
Food and beverage	10,553	9,915	20,709	19,080
Other operating expense	3,400	3,854	6,836	6,748
Selling, general and administrative	14,606	15,315	29,797	30,101
Depreciation and amortization	–	20,444	–	32,451

Total costs and expenses	53,291	72,704	107,745	134,976

INCOME FROM OPERATIONS	17,971	(6,774)	36,874	(1,753)

OTHER INCOME
Interest income	(13)	–	(13)	–
Interest expense	958	990	1,925	2,009

Total other expenses	945	990	1,912	2,009

REORGANIZATION ITEMS	2,624	4,443	4,173	7,247
NET INCOME	$14,402	$(12,207)	$30,789	$(11,009)

See accompanying notes to unaudited condensed consolidated financial statements.

ALADDIN GAMING, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	$34,941	$33,291

CASH PAYMENTS FOR REORGANIZATION ITEMS	(1,424)	(5,689)

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(790)	(841)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of long term debt	(544)	(459)
Adequate protection payments – GECC	(3,750)	(5,250)
Adequate protection payments – Secured Lenders	(20,341)	–

Net cash used in financing activities	(24,635)	(5,709)
NET INCREASE IN CASH	8,092	21,052
CASH, BEGINNING OF PERIOD	38,240	22,431

CASH, END OF PERIOD	$46,332	$43,483

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

2. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On September 28, 2001 (the “Petition Date”), Gaming filed a voluntary petition for Chapter 11 reorganization (“Chapter 11”) pursuant to the United States Bankruptcy Code (“Bankruptcy Code”) with the United States Bankruptcy Court for the District of Nevada, Southern Division (the “Bankruptcy Court”). As of June 30, 2004, the Company’s members’ deficit of $22.6 million, and its status as a debtor-in-possession operating under Chapter 11 Bankruptcy Court protection give rise to substantial doubt about the Company’s ability to continue as a going concern. Management of the Company believes that the conditions included in the Purchase Agreement with OpBiz (discussed below) will be met and the sale will close in 2004. The accompanying financial statements do not include any adjustments that may be necessary if the Company is not able to emerge from Chapter 11 and continue as a going concern.

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

     The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management of Gaming believes that the disclosures are adequate to make the information presented in the accompanying financial statements not misleading. In the opinion of management of Gaming, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods covered by the accompanying condensed consolidated financial statements have been made. Gaming’s results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with Gaming’s financial statements and notes thereto for the year ended December 31, 2003, as included in the Form 10 Registration (File No. 000-50689) of BH/RE, L.L.C. (“BH/RE”), filed with the Securities and Exchange Commission on April 16, 2004 (the “Form 10”).

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

     The Purchase Agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Gaming to operate the Aladdin, and will receive $15 million of working capital from Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing $510 million of secured notes to Gaming’s secured creditors and will assume various contracts and leases entered into by Gaming in connection with its operation of the Aladdin and certain of Gaming’s liabilities, including Gaming’s energy service obligation to Northwind Aladdin, LLC (“Northwind”), the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. OpBiz has also agreed to simultaneously make a $14 million cash payment to Gaming’s secured creditors to reduce the principal amount of the secured notes to $496 million and obtain a release of the lien on certain real property to be acquired from Gaming. OpBiz will also provide cash or a letter of credit in the amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo, L.L.C., the parent of OpBiz, issued $87 million of senior secured subordinated notes to a group of purchasers. The net proceeds of this financing will be used to make the $14 million payment described above and to provide OpBiz with funding to meet its obligations regarding the planned renovations to the Aladdin.

     Gaming may terminate the Purchase Agreement if any of the gaming applications required to be filed by OpBiz and various related entities in connection with the acquisition of the Aladdin are withdrawn or denied, if OpBiz and such related parties have not obtained all necessary approvals of the Nevada gaming authorities required to complete the acquisition of the Aladdin by August 29, 2004, or if Aladdin’s conditions to closing in the Purchase

Agreement have not been satisfied by that date. OpBiz may extend this termination date by up to 90 days by increasing its existing cash deposit under the Purchase Agreement by up to $2.5 million.

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

5. LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise under reorganization proceedings consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Accounts payable trade	$1,475	$1,319
Accrued interest	6,647	6,647
Accrued interest – interest rate collars	2,794	2,794
Other accrued expenses	7,980	7,461
Bank credit facility	434,736	434,736
FF&E facility	15,822	15,822
FF&E lease	37,422	41,172
Related party payable	14,420	14,420
Interest rate collars payable	4,801	25,142

	$526,097	$549,513

6. REORGANIZATION ITEMS

     Reorganization items consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Professional fees	$680	$4,317	$1,272	$7,173
Interest earned on accumulated cash during Chapter 11 proceedings	(37)	(767)	(85)	(799)
Extinguishment of pre-petition debt	–	–	–	–
Management retention expense	935	381	1,892	381
Claim valuation	1,046	512	1,094	492

	$2,624	$4,443	$4,173	$7,247

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

     The purchase agreement provides that, subject to certain conditions, OpBiz will acquire substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and will receive $15 million of working capital from Aladdin Gaming, including at least $10 million of cash. OpBiz will pay the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and will assume various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At June 30, 2004, the energy service obligation was $34.1 million. Upon the completion of the Aladdin acquisition, OpBiz will issue $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent, which we refer to in this report as the Credit Agreement. OpBiz has also agreed to simultaneously make a $14 million cash payment to those secured creditors to reduce the principal amount of the notes to $496 million and obtain a release of the lien on a four-acre parcel of undeveloped property that we will acquire from Aladdin Gaming. We presently intend to develop this property into a vacation resort or similar project. The Credit Agreement also requires that OpBiz provide cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. As discussed below under “Liquidity and Capital Resources”, in August 2004 MezzCo issued $87 million of senior secured subordinated notes to a group of purchasers. The net proceeds of this financing will be used to make the $14 million payment described above, to pay certain of our costs and expenses related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

     Before OpBiz can complete the Aladdin acquisition, we must receive certain approvals from various Nevada gaming authorities. As a result, the completion of the Aladdin acquisition may be delayed or may not occur. BH/RE and each of its subsidiaries are required to be registered with and licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. Our officers and managers, including Mr. Earl, Mr. Teitelbaum and Michael V. Mecca, the president and chief executive officer of OpBiz, as well as Barry Sternlicht (the chairman and chief executive officer of Starwood) and Theodore Darnall (the executive vice president of hotel operations of Starwood and a manager of EquityCo), must also be licensed or found suitable by the Nevada gaming authorities in connection with the Aladdin acquisition. As of the date of this report, gaming applications had been filed by each of these persons or entities. The Nevada gaming authorities held the first of these hearings on these applications on August 11, 2004. As of the date of this report, the required approvals have not been obtained. In addition, certain other senior executives of Starwood have filed applications with the Nevada gaming authorities, but are not required to be found suitable in order for us to receive the approvals required in connection with the Aladdin acquisition. However, the Nevada gaming authorities may determine to investigate the suitability of these other senior executives of Starwood at a later time. Aladdin Gaming may terminate the purchase agreement if any required gaming application is withdrawn or denied, if all necessary approvals of the Nevada gaming authorities have not been obtained by August 29, 2004, or if Aladdin Gaming’s conditions to closing in the purchase agreement have not been satisfied on that date. Although we expect that the Nevada gaming authorities will hold all required hearings before August 29, 2004, we cannot assure you that we will be able to obtain all of the approvals from the Nevada gaming authorities by that date. Additionally, the order of the Nevada Gaming Commission granting such licenses may contain restrictions on our operations and our ability to engage in certain transactions, including paying dividends and making distributions. If we do not have all of our gaming approvals by August 29, 2004, OpBiz may extend the termination date of the purchase agreement by up to 90 days by increasing its existing cash deposit by up to $2.5 million. Applications for approval under the Hart-Scott-Rodino Act were filed in July 2004 and we received notification of early termination of the HSR waiting period in August 2004.

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

     Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report and since our formation in March 2003, and the historical financial condition and results of operations of Aladdin Gaming and its wholly owned inactive subsidiaries for the periods covered in the consolidated financial statements of Aladdin Gaming contained in this report. The historical financial statements of Aladdin Gaming, the related management’s discussion of financial condition and results of operations, and the unaudited pro forma condensed consolidated financial statements and related notes, are included in this report because of the planned acquisition of the Aladdin by OpBiz. The historical financial results of Aladdin Gaming are not indicative of its current financial condition or of the financial condition and results of operations of BH/RE and its subsidiaries following the completion of the Aladdin acquisition. Upon completion of the Aladdin acquisition:

•	OpBiz will incur indebtedness under the Credit Agreement;

•	MezzCo will incur indebtedness under the Mezzanine Financing described below;

•	We will install new senior management to oversee the operations of the Aladdin;

•	The Hotel will be managed under the Sheraton brand name pursuant to the hotel management contract between OpBiz and Sheraton;

•	We will commence renovations to convert the Aladdin into the PH Resort;

•	We will operate the PH Resort and incur fees under the licensing agreement with Planet Hollywood; and

•	We will implement our business strategy.

     Our results of operations will be subject to these events and other significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements of BH/RE and Aladdin Gaming, respectively and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in BH/RE’s Registration Statement on Form 10 (File No. 000-50689) filed with the Securities and Exchange Commission on April 16, 2004 and the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this report.

BH/RE

     BH/RE and its subsidiaries were formed in March 2003 solely to acquire, renovate and operate the Aladdin. Since our formation, our activities have been limited to negotiating various agreements related to our planned acquisition and operation of, and renovations to, the Aladdin.

Results of Operations

     Since our formation, we have had no operations other than negotiating the Aladdin acquisition and related financing and developing our plans to renovate the Aladdin and transform it into the PH Resort. BH/RE and its subsidiaries are development stage companies and our consolidated financial statements reflect historical results that are not indicative of our operations following the Aladdin acquisition. Since our formation, we have incurred costs related primarily to legal and consulting fees and other expenses incurred in connection with negotiating various agreements related to the purchase of the Aladdin and related operating and financing transactions, and costs related to our planned renovation and re-themeing of the Aladdin.

     BH/RE and each of its subsidiaries is a limited liability company. Each of BH/RE, EquityCo and OpBiz will be treated as a partnership for federal income tax purposes. MezzCo has elected to be treated as a corporation for federal income tax purposes beginning in the third quarter of 2004. Accordingly, we have not recorded any provision for federal income taxes in our historical consolidated financial statements because the taxable income or loss for BH/RE and each of its subsidiaries will be included in the income tax returns of the relevant members for all periods prior to June 30, 2004. We will record provisions for federal income tax on our consolidated financial statements beginning in our third quarter of 2004.

Liquidity and Capital Resources

     Since our formation, we have funded our liquidity needs through advances from the members of BH/RE and certain of their affiliates and capital contributions from Starwood. Our liquidity needs have been limited to funding the ongoing fees and expenses related to our planned acquisition of the Aladdin and related financing transactions and the deposit required under the purchase agreement. Our expenses have been funded by advances from BHCH I and Planet Hollywood. Advances made by BHCH I and by Planet Hollywood will be repaid at the closing of the Aladdin acquisition from proceeds of the mezzanine financing incurred by MezzCo (described below) and capital contributions from the holders of our equity membership interests, including BHCH II.

     In August 2004, MezzCo entered into a mezzanine financing transaction, which we refer to in this report as the Mezzanine Financing, with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in connection with the closing of the Aladdin acquisition, will be used to (i) pay up to $13 million of our fees and expenses related to the Mezzanine Financing and our acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of our planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the prior approval of the Nevada gaming authorities, at a purchase price of $.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August of 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These negative control rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) the failure of OpBiz to achieve certain targeted levels of earnings before interest, taxes, depreciation and amortization, or EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, we agreed to increase our expenditures on renovations to the Aladdin to $100 million, inclusive of the $90 million required under the Credit Agreement.

     We will require approximately $637.0 million to complete the Aladdin acquisition, including $100 million to fund renovation costs, additional funding to pay related financing costs, transaction fees and expenses, which we expect will be approximately $13.0 million, and $14 million to make the lien release payment required under the Credit Agreement. These funds will be provided through (i) borrowings of $510 million under the Credit Agreement and (ii) $40.0 million in cash, including the $10 million represented by the deposit under the purchase agreement, and (iii) $87 million in proceeds from the Mezzanine Financing.

     Under the purchase agreement, when we acquire the Aladdin we will also acquire $15 million of working capital, including at least $10 million of cash, and assume Aladdin Gaming’s energy service obligations and various other obligations of Aladdin Gaming under assumed contracts. The $510 million of borrowings under the Credit Agreement will be evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. At the closing of the Aladdin acquisition, we have agreed to make a $14 million cash payment to the holders of Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtain a release of the lien on the four acre parcel of vacant property that we will acquire from Aladdin Gaming.

     BH/RE and Starwood have each committed to invest $20.0 million to complete the Aladdin acquisition and, together with a portion of the net proceeds from the Mezzanine Financing, fund OpBiz’s plans to renovate the Aladdin. BH/RE’s capital contributions will be funded by the holders of BH/RE’s equity membership interests. In addition, BH/RE plans to fund transaction costs, which we estimate will be approximately $13.0 million including fees and expenses related to the Mezzanine Financing, through a portion of the capital contributions of its members and a portion of the proceeds of the Mezzanine Financing.

     Aladdin Gaming is currently meeting its liquidity needs with cash generated from operations. Following the Aladdin acquisition, we will have greater liquidity requirements than Aladdin Gaming. For example, we will be required to pay interest under the Credit Agreement and we plan to commence our renovations to transform the Aladdin into the PH Resort. We believe that, following the Aladdin acquisition, cash generated from operations, the equity investments in OpBiz, a portion of the proceeds of the Mezzanine Financing and the working capital, including the cash, we will acquire from Aladdin Gaming under the purchase agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for the first 12 months after the Aladdin acquisition. We may have unforeseen liquidity needs, and the

Credit Agreement contains restrictions on our ability to access cash balances of OpBiz to make cash distributions to MezzCo (other than for taxes, to pay a limited amount of operating expenses and, subject to certain conditions, distributions to MezzCo which can be used to make payments on the Mezzanine Financing). The Mezzanine Financing contains restrictions on MezzCo’s ability to make cash distributions to EquityCo. If we have additional liquidity needs, and cannot access OpBiz’s cash balances, we would have to seek additional funds from the holders of our equity membership interests, or Starwood, or seek funding from outside sources. None of our voting or non-voting members, or Starwood, is obligated to provide us with such funding and we cannot assure you that outside funding will be available to us at all or on acceptable terms.

     We cannot assure you that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our planned renovations to the Aladdin and have negotiated the terms of the Credit Agreement to address those anticipated reductions. For example, the covenant in the Credit Agreement requiring OpBiz to achieve specified levels of EBITDA during the first two years of the Credit Agreement is significantly below the Aladdin’s current EBITDA levels. Also, the interest rate during the first three years of the Credit Agreement is lower than the interest rate in the last three years.

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

     Aladdin Gaming has agreed to sell substantially all of its assets to OpBiz pursuant to the purchase agreement and Aladdin Gaming’s plan of reorganization. As a result of the approval of the sale to OpBiz, Aladdin Gaming reviewed its assets for impairment and has recognized an impairment loss because the sale price for the assets under the purchase agreement is less than the carrying value of its net assets. See “—Property and Equipment.”

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

     The following discussion presents an analysis of Aladdin Gaming’s results of operations for the three and six month periods ended June 30, 2004 and 2003, respectively.

Three months ended June 30, 2004 compared to three months ended
June 30, 2003

Net Revenues

	Three months Ended June 30,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Casino	$29,303	$27,199	$2,104	7.7%
Hotel	26,929	23,712	3,217	13.6%
Food and Beverage	17,998	16,670	1,328	8.0%
Entertainment and Other Income	3,929	4,621	(692)	(15.0)%

Gross Revenues	78,159	72,202	5,957	8.3%
Promotional Allowances	(6,897)	(6,272)	(625)	(10.0)%

Net Revenues	$71,262	$65,930	$5,332	8.1%

     Net revenues increased $5.3 million, or 8.1%, quarter-over-quarter as a result of increases in both gaming and non-gaming revenues. The increase in gaming revenues was driven by the expansion and more effective use of the Casino marketing database and promotional activities and higher pedestrian traffic resulting from the closure of the monorail station connecting the MGM Grand Hotel and Casino and Bally’s Casino and Hotel. The monorail station closed temporarily in January 2003 and diverted additional pedestrian traffic through the Aladdin’s south entrance. Management believes that the additional pedestrian traffic had a positive impact on Aladdin Gaming’s revenues. The monorail station resumed operations on July 15, 2004. Aladdin Gaming’s management expects the reopening of the monorail station may negatively impact Casino operations. The improvement in non-gaming revenues was attributable to a higher hotel occupancy and average daily room rates during the second quarter of 2004 as compared to the same period in 2003, mostly due to higher demand for hotel rooms resulting from higher levels of tourist and convention business at the Aladdin and in Las Vegas generally.

     Casino revenues increased $2.1 million in the second quarter of 2004 versus the same period in 2003, led by improvements in slot machine revenues of $2.1 million. In 2004, management continued to focus on maximizing the profitability of slot machines by implementing ticket-in/ticket-out technology and installing more popular slot machines. As of June 30, 2004, approximately 50% of the Aladdin’s slot machines were equipped with ticket-in/ticket-out technology. Slot machine revenues also benefited from the expansion of the casino marketing database, which resulted in more revenues from special events and promotions. As a result, the gross win per slot machine per day increased to $129 during the second quarter of 2004 from $117 in the second quarter of 2003.

     Hotel occupancy and average daily room rates for the second quarter of 2004 were 98% and $118, compared to 88% and $115 during the comparable period of 2003. The increases in occupancy and average daily rate are attributed to higher demand for Las Vegas hotel rooms in general as well as increased marketing efforts by Aladdin Gaming’s management. The improvements in occupancy and average daily room rate were the dominant factors for the increase in Hotel revenues of $3.2 million, or 13.6%, quarter-over-quarter.

     Food and beverage revenues increased $1.3 million in the second quarter of 2004 as compared to the same period in 2003. The increase was due to price and volume increases at the Spice Market Buffet and Zanzibar Cafe in 2004, which were driven by increased marketing and promotional efforts.

Income from Operations

	Three Months Ended June 30,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Net Revenues	$71,262	$65,930	$5,332	8.1%
Costs & Expenses:
Casino	16,983	15,798	1,185	7.5%
Hotel	7,749	7,378	371	5.0%
Food and Beverage	10,553	9,915	638	6.4%
Other Operating Expenses	3,400	3,854	(454)	(11.8)%
Selling, General and Administrative	14,606	15,315	(709)	(4.6)%
Depreciation and Amortization	—	20,444	(20,444)	(100.0)%

Total Costs and Expense	53,291	72,704	(19,413)	(26.7)%

Income (Loss) from Operations	$17,971	$(6,774)	$24,745	365.3%

     Income from operations increased to $18.0 million for the second quarter of 2004 from a loss of $6.8 million for the first quarter of 2003. On August 29, 2003, the Bankruptcy Court confirmed Aladdin Gaming’s plan of reorganization and approved the Purchase Agreement with OpBiz. As a result, the Company classified substantially all of it’s assets as “assets held for sale” and ceased recording depreciation expense which contributed significantly to the improvement in income from operations.

     Overall, operating costs and expenses decreased $19.4 million, or 26.7%. The decrease resulted primarily from the absence of depreciation expense for the first quarter of 2004. Aladdin Gaming’s continuing operating costs and expenses increased $1.0 million, primarily due to promotional expenses for the casino and increased personnel expenses.

Interest Expense

     Interest expense of $1.0 million related to the energy service obligation was recorded for the second quarters of both 2004 and 2003. As a result of the Chapter 11 filing, Aladdin Gaming has ceased accruing interest on the bank credit facility and the FF&E facility.

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

Six months ended June 30, 2004 compared to six months ended
June 30, 2003

Net Revenues

	Six months Ended June 30,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Casino	$58,692	$54,684	$4,008	7.3%
Hotel	55,441	49,115	6,326	12.9%
Food and Beverage	36,901	33,922	2,979	8.8%
Entertainment and Other Income	8,053	8,524	(471)	(5.5)%

Gross Revenues	159,087	146,245	12,842	8.8%
Promotional Allowances	(14,468)	(13,022)	(1,446)	(11.1)%

Net Revenues	$144,619	$133,223	$11,396	8.6%

     Net revenues increased $11.4 million, or 8.6%, when compared to the same six month period in 2003 as a result of increases in both gaming and non-gaming revenues. The increase in gaming revenues was driven by the expansion and more effective use of the Casino marketing database and promotional activities and higher pedestrian traffic resulting from the closure of the monorail station connecting the MGM Grand Hotel and Casino and Bally’s Casino and Hotel. The monorail station closed temporarily in January 2003 and diverted additional pedestrian traffic through the Aladdin’s south entrance. Management believes that the additional pedestrian traffic had a positive impact on Aladdin Gaming’s revenues. The monorail station resumed operations on July 15, 2004. Aladdin Gaming’s management expects the reopening of the monorail station may negatively impact Casino operations. The improvement in non-gaming revenues was attributable to a higher hotel occupancy and average daily room rates during the first quarter of 2004 as compared to the same period in 2003, mostly due to higher demand for hotel rooms resulting from higher levels of tourist and convention business at the Aladdin and in Las Vegas generally.

     Casino revenues were up $4.0 million in the first six months of 2004 versus the same period in 2003, led by improvements in slot machine revenues of $3.8 million. In 2004, management continued to focus on maximizing the profitability of slot machines by implementing ticket-in/ticket-out technology and installing more popular slot machines. As of June 30, 2004, approximately 50% of the Aladdin’s slot machines were equipped with ticket-in/ticket-out technology. Slot machine revenues also benefited from the expansion of the casino marketing database, which resulted in more revenues from special events and promotions. As a result, the gross win per slot machine per day increased to $125 during the first six months of 2004 from $89 in the first six months of 2003.

     Hotel occupancy and average daily room rates for the first six months of 2004 were 98% and $122 compared to 93% and $106 during the comparable period of 2003. Higher demand for Las Vegas hotel rooms in general and increased marketing has allowed Aladdin Gaming’s management to increase the average daily rate. The improvements in average daily room rate was the dominant factor for the increase in Hotel revenues of $6.3 million, or 12.9%, six month period-over-six month period.

     Food and beverage revenues increased $3.0 million in the first six months of 2004 as compared to the same period in 2003. The increase was due to price and volume increases at the Spice Market Buffet and Zanzibar Cafe in 2004, which were driven by increased marketing and promotional efforts.

Income from Operations

	Six months Ended June 30,
	2004	2003	Variance	Percentage
	(In thousands, except percentages)
Net Revenues	$144,619	$133,223	$11,396	8.6%
Costs & Expenses:
Casino	35,131	32,450	2,681	8.3%
Hotel	15,272	14,146	1,126	8.0%
Food and Beverage	20,709	19,080	1,629	8.5%
Other Operating Expenses	6,836	6,748	88	1.3%
Selling, General and Administrative	29,797	30,101	(302)	(1.0)%

Depreciation and Amortization	–	32,451	(32,451)	(100.0)%

Total Costs and Expenses	107,745	134,976	(27,229)	(20.2)%

Income from Operations	$36,874	$(1,753)	$38,625	–%

     Income from operations increased to $36.9 million for the first six months of 2004 from a loss of $1.8 million for the first six months of 2003. On August 29, 2003, the Bankruptcy Court confirmed Aladdin Gaming’s plan of reorganization and approved the Purchase Agreement with OpBiz. As a result, the Company classified substantially all of it’s assets as “assets held for sale” and ceased recording depreciation expense which contributed significantly to the improvement in income from operations.

     Overall, operating costs and expenses decreased $27.2 million, or 25.3%. The decrease resulted primarily from the absence of depreciation expense for the first two quarters of 2004. Aladdin Gaming’s continuing operating costs and expenses increased $5.2 million, primarily due to promotional expenses for the casino and increased personnel expenses.

Interest Expense

     Interest expense of $1.9 million and $2.0 million related to the energy service obligation was recorded for the first six months of 2004 and 2003, respectively. As a result of the Chapter 11 filing, Aladdin Gaming has ceased accruing interest on the bank credit facility and the FF&E facility.

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

Liquidity and Capital Resources

	2004	2003
	(In thousands)
Cash flows from operating activities before reorganization items	$34,941	$33,291
Cash flows used in reorganization items	(1,424)	(5,689)
Cash flows (used in) from investing activities	(790)	(841)
Cash flows (used in) from financing activities	(24,635)	(5,709)

     Since commencing its bankruptcy case, Aladdin Gaming has relied on cash flow from operations to fund its liquidity needs. Management expects cash flows from operations will be sufficient to fund liquidity and capital maintenance requirements until the anticipated completion of the Aladdin acquisition by OpBiz. Cash flows from operating activities have steadily improved since 2001 as a result of the factors described above. Aladdin Gaming’s investing activities have been limited during its bankruptcy case. Cash flows used in investing activities includes payments for construction and fixed assets of $790,000 and $2.0 million respectively, in the first six months of 2004 and 2003. In the first six months of each of 2004 and 2003, cash flows from financing activities consisted of adequate protection payments and payments in respect of the energy service obligation to Northwind Aladdin of $24.6 million and $5.7 million, respectively. Since filing for bankruptcy, Aladdin Gaming has not made any principal or interest payments on pre-petition debt, except for the energy service obligation and adequate protection payments.

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

Property and Equipment

     Aladdin Gaming has significant capital invested in its property and equipment, which represented approximately 87% of total assets as of June 30, 2004. Management makes judgements to determine the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in Aladdin Gaming’s financial results and whether Aladdin Gaming has a gain or loss on the disposal of the asset.

     Management assigns useful lives to its assets based on its standard policy, which management believes is representative of the useful life of each category of assets. Management reviews the carrying value of its property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. As described above, due to the transactions contemplated by the purchase agreement, Aladdin Gaming recorded an impairment loss of $29.5 million in the third quarter of 2003 and ceased recording depreciation expense as of August 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of the date of this report we were not subject to market risk. Following completion of the Aladdin acquisition we will incur floating rate debt under the Credit Agreement and will be subject to fluctuations in interest rates. You can find a discussion of the interest rates applicable to indebtedness under the Credit Agreement under “Item 1. Business” in the Form 10.

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

     Our acquisition of the Aladdin and planned operations are subject to a number of risks. Please refer to the discussion of “Risk Factors” in “Item 1. Business” of the Form 10.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

BH/RE, L.L.C. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed consolidated balance sheet of BH/RE and its subsidiaries as of June 30, 2004 and unaudited pro forma statement of operations for the year ended December 31, 2003 and six months ended June 30, 2004, give effect to the Aladdin acquisition and the financing of the Aladdin acquisition as if they occurred, for balance sheet purposes, on June 30, 2004 and, for statement of operations purposes, on January 1, 2003. The unaudited pro forma financial statements are not necessarily indicative of the results that would have been reported had such transactions actually occurred on the dates specified, nor are they indicative of our future results of operations or financial condition. The unaudited pro forma financial statements are based on and should be read in conjunction with, and are qualified in their entirety by, the historical financial statements and notes thereto of BH/RE, and the historical financial statements and notes thereto of Aladdin Gaming (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), included in this report, and the Registration Statement on Form 10 (File No. 000-50689) filed by BH/RE with the SEC on April 16, 2004.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(As of June 30, 2004)

			Pro Forma		BH/RE
	Aladdin		Adjustments		Pro Forma
	Gaming	BH/RE	(See Note 2)		As Adjusted
		(In thousands)
ASSETS
Cash and cash equivalents	$46,332	$–	$(23,580	)(a)	$32,102
			18,260	(j)
			(8,910	)(b)
Restricted cash and cash equivalents	4,377	–	(4,377	)(c)(1)
Receivables from related parties	38	–	(38	)(d)	–
Accounts receivable, net	11,191	–			11,191
Inventories	1,502	–			1,502
Prepaid expenses	4,340	–	(3,151	)(c)(2)	1,189
Deposits	2,683	–	(175	)(c)(3)	2,508

Total current assets	70,463	–	(21,971)		48,492
Restricted cash—long term	–	10,111	79,914	(e)	90,025
Property and equipment—net	496,973	–	10,928	(f)	507,901
Other assets, net	1,145	6,674	(6,674	)(g)	1,145

Total assets	$568,581	$16,785	$62,197		$647,563

LIABILITIES AND MEMBERS’ EQUITY
Current portion of energy service obligation	$1,198	$–	$–		$1,198
Accounts payable — trade	2,095	–	–		2,095
Accrued expenses and other current liabilities	28,827	–	(6,780	)(c)(4)	22,047

Total current liabilities	32,120	–	(6,780)		25,340
Energy service obligation, net of current portion	32,947	–	–		32,947
Due to affiliates	–	17,410	(17,410	)(d)	–
Liabilities subject to compromise	526,097	–	(526,097	)(h)	–
Credit facility	–	–	476,901	(i)	462,901
			(14,000	)(i)
Subordinated notes	–	–	82,650	(j)	82,650
Redeemable warrants	–	–	4,350	(j)	4,350

Total liabilities	591,164	17,410	(386)		608,188
Commitments and contingencies
Minority interest	–	1,517	18,500	(e)	20,017
Members’ equity (deficit):	395,370		(395,370	)(k)	21,500
		–	21,500	(e)	–
Accumulated deficit	(417,953)	(2,142)	417,953	(k)	(2,142)

Total members’ equity (deficit)	(22,583)	(2,142)	44,083		19,358

Total liabilities and members’ equity (deficit).	$568,581	$16,785	$62,197		$647,563

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED

STATEMENT OF OPERATIONS
(For the Year Ended December 31, 2003)

			Pro Forma		BH/RE
	Aladdin		Adjustments		Pro Forma
	Gaming	BH/RE	(See Note 3)		As Adjusted
		(In thousands)
Revenues
Casino	$110,642	$–	$–		$110,642
Hotel	95,836	–	–		95,836
Food and beverage	68,084	–	–		68,084
Other	18,378	–	–		18,378

Gross revenues	292,940	–	–		292,940
Less: promotional allowances	26,400	–	–		26,400

Net revenues	266,540	–	–		266,540

Expenses
Casino	62,626	–	–		62,626
Hotel	28,913	–	4,246	(a)	33,159
Food and beverage	44,032	–	–		44,032
Other	14,344	–	–		14,344
Selling, general and administrative	61,701	1,283	(443	)(b)	65,819
			3,278	(c)
Impairment of long-lived assets	29,478	–	–		29,478
Depreciation and amortization	43,495	–	17,500	(d)	60,995

Total costs and expenses	284,589	1,283	24,581		310,453
Loss from operations	(18,049)	(1,283)	(24,581)		(43,913)
Interest income (expense)	(9,953)	52	(31,388	)(e)	(49,136)
			(13,845	)(f)
			5,998	(g)

Loss before reorganization items	(28,002)	(1,231)	(63,816)		(93,049)
Reorganization items	(12,103)	–	12,103	(h)	–

Net loss	$(40,105)	$(1,231)	$(51,713)		$(93,049)

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED

STATEMENT OF OPERATIONS
(For the Six Months Ended June 30, 2004)

			Pro Forma			BH/RE
	Aladdin		Adjustments			Pro Forma
	Gaming	BH/RE	(See Note 3)			As Adjusted
		(In thousands)
Revenues
Casino	$58,692	$–	$			$58,692
Hotel	55,441	–				55,441
Food and beverage	36,901	–				36,901
Other	8,053	–				8,053

Gross revenues	159,087	–				159,087
Less: promotional allowances	14,468	–				14,468

Net revenues	144,619	–				144,619

Expenses
Casino	35,131	–				35,131
Hotel	15,272	–		2,313	(a)	17,585
Food and beverage	20,709	–				20,709
Other	6,836	–				6,836
Selling, general and administrative	29,797	954		(222	)(b)	65,131
				1,986	(c)
Depreciation and amortization	–	–		32,616	(d)

Total costs and expenses	107,745	954		36,693		145,392

Income (loss) from operations	36,874	(954)		(36,693)		(773)

Interest income (expense), net	(1,912)	50		(15,694	)(e)	(21,517)
				(6,960	)(f)
				2,999	(g)
Minority interest	–	(7)		–		(7)

Loss before reorganization items	34,962	(911)		(56,348)		(22,297)
Reorganization items	4,173	–		4,173	(h)	–

Net income (loss)	$30,789	$(911)		$(52,175)		$(22,297)

See accompanying notes to unaudited pro forma condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

     The following notes to unaudited pro forma condensed consolidated financial statements give effect to the Aladdin acquisition financing (including the Credit Agreement and the Mezzanine Financing) and the Aladdin acquisition as if they had occurred, for balance sheet purposes, on June 30, 2004 and, for statement of operations purposes, on January 1, 2003 and 2004.

1.	The pro forma purchase price is calculated as follows:

Amount
(In thousands)
Fair value of acquisition (i)	$511,046
Estimated transaction fees and expenses	13,000

Total	$524,046

     The preliminary allocation of the pro forma purchase price is as follows:

Amount
(In thousands)
Net working capital (ii)	$15,000
Land	47,314
Buildings, furniture, fixtures and equipment	460,587
Other assets	1,145

Total	$524,046

     The final purchase price and its allocation will be based on appraisals and estimates by our management and is expected to be completed within one year of the completion of the Aladdin acquisition.

(i) Represents the estimated fair value of the assets to be acquired from Aladdin Gaming and the assumption of the energy service obligation.

(ii) Represents net working capital (including cash) to be transferred by Aladdin Gaming to OpBiz as part of the Aladdin acquisition.

2.	The following is a brief description of the adjustments to the pro forma balance sheet to reflect the Aladdin acquisition as if it had occurred June 30, 2004.

(a) Represents cash to be retained by Aladdin Gaming.

(b) Represents cash paid for reimbursements for transaction fees and expenses paid by affiliates on behalf of BH/RE.

(c) Represents the portions of the following assets and liabilities that will be retained by Aladdin Gaming:

(1)	restricted cash

(2)	prepaid expenses

(3)	deposits

(4)	accrued liabilities

(d) Represents the elimination of BH/RE related party payables and receivables that will be retained by Aladdin Gaming.

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

(i) Represents the financing incurred under the Credit Agreement consisting of $496 million senior secured notes that bear interest at three-month LIBOR plus a margin (as defined in the Credit Agreement) and mature six years from the issue date. The senior secured notes have been discounted by $33 million to reflect their estimated fair value, which is based on the fair value of the assets acquired and the assumption of the energy service obligation. Upon closing of the Aladdin Acquisition, OpBiz will be required to make a $14 million cash payment to the holders of the senior secured notes to reduce the principal amount of the notes to $496 million and to obtain a release of the lien on a four acre parcel of vacant land to be acquired from Aladdin Gaming, LLC.

(j) Represents the Mezzanine Financing consisting of $87 million of 16% Senior Secured Subordinated Notes bearing interest of 16% per annum and redeemable warrants to purchase 17,500 units representing 17.5% of the membership interests in MezzCo, on a fully diluted basis. The warrants are exercisable at any time, subject to the prior approval of the Nevada gaming authorities, at a purchase price of $.01 per unit. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The warrants are valued at $4,350,000. The notes mature in August 2011.

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

(e) Represents the estimated interest expense and debt discount amortization related to the senior secured notes to be issued under the Credit Agreement. The interest rate is based on a variable LIBOR index. An increase of 1/8 of a percentage point in the average LIBOR rate would increase BH/RE’s annual interest cost by approximately $625,000.

(f) Represents the estimated interest expense related to the $87 million senior secured subordinated notes at an interest rate of 16% per annum and the related discount amortization.

(g) Represents historical interest costs that will be eliminated as a result of the Aladdin acquisition.

(h) Represents an adjustment to eliminate the reorganization items.

4.	Other explanatory notes:

     MezzCo, a wholly-owned subsidiary of BH/RE, has elected to be treated as a corporation for federal income tax purposes beginning in the third quarter of 2004. The estimated benefit for federal income taxes and the related deferred tax asset for MezzCo have not been recognized in the accompanying pro forma financial statements because management currently believes such amounts are not likely to be realized.

     Since BH/RE will not unitize its membership interests, loss per membership unit data has not been presented because management of BH/RE believes this information would not be meaningful to the pro forma financial statement presentation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Operating Agreement of BH/RE, L.L.C., dated as of March 26, 2004; Amendment to Amended and Restated Operating Agreement of BH/RE, L.L.C., dated August 9, 2004

10.1	Agreement by and between Starwood Nevada Holding LLC, Sheraton Operating Corporation, BH/RE, L.L.C., EquityCo, L.L.C. and OpBiz, L.L.C., dated August 9, 2004

10.2	Securities Purchase Agreement among MezzCo, L.L.C. and the Purchasers named therein, dated as of August 9, 2004

10.3	Form of Senior Subordinated Secured Promissory Note

10.4	Form of Warrant to Purchase Membership Interests of MezzCo, L.L.C.

10.5	Investor Rights Agreement by and among MezzCo, L.L.C., The Mezzanine Investors named therein and the other signatories thereto, dated as of August 9, 2004

10.6	Letter Agreement, dated July 13, 2004, among MezzCo, OpBiz and Michael V. Mecca

31.1	Certifications of Robert Earl pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Douglas P. Teitelbaum pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.3	Certifications of Thomas Avallone pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.
August 16, 2004	By:	/s/ THOMAS AVALLONE
Thomas Avallone
Acting Chief Financial Officer