Form 10-Q
period 2004-09-30
BH RE LLC
filed 2004-11-15
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-50689

BH/RE, L.L.C.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	84-1622334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

885 Third Avenue 34th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 371-2211

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

BH/RE, L.L.C. AND SUBSIDIARIES

Table of Contents

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BH/RE, L.L.C. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements Of Operations (Unaudited)

Condensed Consolidated Statements Of Cash Flows (Unaudited)

Notes To Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,407	$—
Receivables, net	13,026	—
Inventories	2,182	—
Prepaid expenses and other current assets	6,688	—
Total current assets	49,303	—

Property and equipment, net	501,645	—
Restricted cash and cash equivalents	96,688	10,061
Deferred acquisition costs	—	3,225
Other assets, net	9,244	—
Total assets	$656,880	$13,286

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,232	$—
Accounts payable	2,034	—
Accrued expenses and other current liabilities	32,715	—
Due to affiliates	—	13,008
Total current liabilities	35,981	13,008

Long-term debt, less current portion	579,943	—
Other long-term liabilities	4,375	—
Total liabilities	620,299	13,008

Commitments and contingencies

Minority interests	—	1,509

Members’ equity:
Member’s equity	41,500	—
Accumulated deficit	(4,919)	(1,231)
Total members’ equity	36,581	(1,231)
Total liabilities and members’ equity	$656,880	$13,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

		Predecessor Information
	Three months ended September 30,	Two months ended August, 31	Three months ended September 30,
	2004	2004	2003

Operating revenues:
Casino	$10,094	$19,081	$26,371
Hotel	8,393	16,264	22,537
Food and beverage	5,585	12,330	17,096
Other	1,332	2,660	4,959
Gross revenues	25,404	50,335	70,963
Promotional allowances	(2,195)	(4,315)	(6,333)
Net revenues	23,209	46,020	64,630

Operating costs and expenses:
Casino	5,875	12,126	15,723
Hotel	2,852	5,738	7,652
Food and beverage	3,683	7,755	10,587
Other	877	2,292	4,081
Selling, general and administrative	5,701	11,157	15,644
Depreciation and amortization	2,275	—	16,258
Preopening expenses	731	—	—
	21,994	39,068	69,945

Operating income (loss)	1,215	6,952	(5,315)

Other income (expense):
Interest expense, net	(3,960)	(628)	(976)
Minority interest	302	—	—
Reorganization costs	—	(2,475)	(3,127)
	(3,658)	(3,103)	(4,103)

Pre-tax income (loss)	(2,443)	3,849	(9,418)
Provision (benefit) for income taxes	—	—	—
Net income (loss)	$(2,443)	$3,849	$(9,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

		Predecessor Information
	Nine months ended September 30,	Eight months ended August 31,	Nine months ended September 30,
	2004	2004	2003

Operating revenues:
Casino	$10,094	$77,774	$81,055
Hotel	8,393	71,705	71,653
Food and beverage	5,585	49,231	51,017
Other	1,332	10,713	13,483
Gross revenues	25,404	209,423	217,208
Promotional allowances	(2,195)	(18,783)	(19,355)
Net revenues	23,209	190,640	197,853

Operating costs and expenses:
Casino	5,875	47,257	48,173
Hotel	2,852	21,010	21,799
Food and beverage	3,683	28,463	29,667
Other	877	9,128	10,828
Selling, general and administrative	5,701	40,957	45,745
Depreciation and amortization	2,275	—	48,709
Preopening expenses	1,684	—	—
	22,947	146,815	204,921

Operating income (loss)	262	43,825	(7,068)

Other income (expense):
Interest expense, net	(3,959)	(2,541)	(2,985)
Minority interest	302	—	—
Reorganization costs	—	(6,648)	(10,374)
	(3,657)	(9,189)	(13,359)

Pre-tax income (loss)	(3,395)	34,636	(20,427)
Provision (benefit) for income taxes	—	—	—
Net income (loss)	$(3,395)	$34,636	$(20,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

		Predecessor Information
	Nine Months Ended September 30, 2004	Eight Months Ended August 31, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities:
Net income (loss)	$(3,395)	$34,636	$(20,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,275	—	48,597
Amortization of debt issuance costs	124	—	112
Minority interest	(1,524)	—	—
Changes in assets and liabilities:
Receivables, net	(13,026)	2,439	3,401
Inventories and prepaid expenses	(3,822)	2,866	253
Other current assets	(5,048)	651	(674)
Accounts payable	2,033	(3,729)	444
Accrued expenses and other current liabilities	32,715	(7,521)	(5,041)
Total adjustments	13,727	(5,294)	47,092
Net cash provided by operating activities	10,332	29,342	26,665
Cash flows from investing activities:
Acquisition of Aladdin Resort and Casino, net of cash acquired	(480,118)	(986)	(3,129)
Notes receivable	(333)	—	—
Restricted cash and cash equivalents	(86,627)	76	1,225
Net cash used in investing activities	(567,078)	(910)	(1,904)
Cash flows from financing activities:
Member contributions	41,500	—	—
Borrowings under bank facilities, net	527,451	—	—
Payments under bank facility	(14,000)	(731)	(7,839)
Borrowings under CUP financing	33,862	—	—
Issuance of warrants	4,375	—	—
Debt issuance costs	(9,035)	—	—
Adequate protection payments - secured lenders	—	(32,250)	(3,600)
Adequate protection payments - GECC	—	(4,375)	—
Net cash provided by (used in) financing activities	584,153	(37,356)	(11,439)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	27,407	(8,924)	13,322
Balance, beginning of period	—	38,240	22,431
Balance, end of period	$27,407	$29,316	$35,753
Supplemental cash flow disclosures:
Cash paid for interest	$1,580	$2,885	$3,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. As of November 1, 2004, 50% of BH/RE’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino (the “PH Resort”). In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

BH/RE is a Nevada limited-liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). Bay Harbour Management is an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $27.6 million of cash.  The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been preliminarily allocated to the underlying assets acquired and liabilities assumed.  The working capital adjustment was determined based on the preliminary closing balance sheet on August 31, 2004. The final working capital adjustment will be determined based on a final evaluation of the August 31, 2004 closing balance sheet, which should be completed during the fourth quarter of this year. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (“Timeshare Land”). OpBiz presently intends to develop this property into a vacation resort ownership or similar project. The Credit Agreement also requires that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

The purchase agreement also provided that OpBiz assume substantially all of Aladdin Gaming’s pre-petition contracts and leases and any post-petition contracts or leases to which OpBiz does not object. In addition, the purchase agreement provided that OpBiz offer employment to all of Aladdin Gaming’s employees, other than executive management, on terms and conditions substantially similar to their previous employment terms and conditions.

The following unaudited proforma financial information for BH/RE has been prepared assuming the acquisition had occurred on the first day of the nine-month period ended September 30, 2004 (amounts in thousands):

Net revenues	$213,849
Operating income	$44,087
Net income	$31,241

Plan of Operations

OpBiz is currently conducting a renovation project which, when complete, will transform the Aladdin into the PH Resort. In connection with the proposed renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton, a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

Interim Financial Statements

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2004 are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from March 31, 2003 (date of formation) through December 31, 2003, included in BH/RE’s Registration Statement on Form 10 (File No. 000-50689) filed with the Securities and Exchange Commission on

April 16, 2004. Pursuant to Rule 302 of Regulation S-X, the registrant has included condensed statements of operations and cash flows of the predecessor for the nine-month periods ended September 30, 2003 and 2004.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below, as well as where appropriate in the notes to the condensed consolidated financial statements and management’s discussion and analysis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consists of an escrow deposit of approximately $96.7 million, which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

Accounts Receivable, Net

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzes the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin are currently undergoing an appraisal by an independent third party, which should be completed sometime during the fourth quarter of 2004. Property and equipment and the related accumulated depreciation amounts recorded in the Company’s condensed consolidated balance sheets as of September 30, 2004 are estimates made by management and are subject to change based on the independent third party appraisal.

Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses.  All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s condensed consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

Hotel and Food and Beverage Revenues

Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

Slot Club Program

Slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program.

Income Taxes

The consolidated financial statements include the operations of BH/RE and its controlled subsidiaries:  EquityCo, MezzCo, and OpBiz.  BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes.  However, MezzCo has elected to be taxed as a corporation for federal income tax purposes.  OpBiz, a wholly-owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences.  The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.

Preopening Costs

BH/RE accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Membership Interests

As of September 30, 2004, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

3.             RECEIVABLES

Accounts receivable consist of the following at September 30, 2004 (in thousands, unaudited):

Casino	$4,584
Hotel	7,878
Other	2,674
15,136
Allowance for doubtful accounts	(2,110)
Receivables, net	$13,026

4.             PROPERTY AND EQUIPMENT

The assets that BH/RE obtained in the acquisition of the Aladdin are currently undergoing an appraisal by an independent third party. Property and equipment and the related accumulated depreciation amounts listed below are estimates made by management and consist of the following at September 30, 2004 (in thousands, unaudited):

Land	$79,812
Building and improvements	334,586
Furniture, fixtures and equipment	88,625
Construction in progress	897
503,920
Accumulated depreciation	(2,275)
Property and equipment, net	$501,645

5.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at September, 30, 2004 (in thousands, unaudited):

Accrued payroll and related	$10,308
Advance deposits	3,864
Accrued taxes	2,619
Accrued interest payable	2,256
Other current liabilities	13,668
Accrued expenses and other current liabilities	$32,715

6.             LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2004 (in thousands, unaudited):

Term Loan A — $500 million senior notes	$486,000
Term Loan B — $10 million senior notes	10,048
Mezzanine senior secured subordinated notes	88,160
Northwind Aladdin	33,862
Total long-term debt	618,070
Term A debt discount, net	(32,548)
MezzCo warrants, net	(4,347)
Current portion of long-term debt	(1,232)
Total long-term debt, net	$579,943

Credit Agreement

The Aladdin acquisition and the planned renovations were funded by the issuance by OpBiz of $510 million of secured notes to Aladdin Gaming’s secured creditors pursuant to the Credit Agreement. OpBiz’s obligations under the Credit Agreement are secured by liens on all of its assets, including a mortgage on OpBiz’s real property, the Hotel, the Casino and the Theater for the Performing Arts (“TPA”), and security interests in OpBiz’s accounts receivable, inventory, equipment and intangible assets, excluding the Timeshare Land. The Credit Agreement will be guaranteed by MezzCo and MezzCo will secure its guarantee by pledging its membership interests in OpBiz to the lenders. The Credit Agreement matures on August 31, 2010.

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. OpBiz simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of their lien on the Timeshare Land that OpBiz plans to develop.

Scheduled principal payments on the Term Loan A notes are as follows:

•    $1.25 million on the first day of each fiscal quarter during the period beginning on August 31, 2006 and ending on August 31, 2007;

•    $3.75 million on the first day of each fiscal quarter during the period beginning on August 31, 2007 and ending on August 31, 2008;

•    $5.0 million on the first day of each fiscal quarter during the period beginning on August 31, 2008 and ending on August 31, 2009;

•    $6.25 million on the first day of each fiscal quarter during the period beginning on August 31, 2009 and ending on August 31, 2010;

•    the then unpaid balance amount of Term Loan A notes on August 31, 2010.

OpBiz pays interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until the third anniversary of the completion of the Aladdin acquisition, the margin is subject to certain minimum and maximum amounts, so that as long as the minimum amount is met, OpBiz’s interest payment will not exceed its quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), less quarterly maintenance capital expenditures.  Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when OpBiz pays off the Term Loan B notes upon maturity on August 31, 2010. OpBiz will also be required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

OpBiz is required to prepay amounts outstanding under the Credit Agreement:

•    with excess cash flow (as defined in the Credit Agreement) after certain permitted cash reserves are accumulated;

•    in scheduled quarterly amounts beginning after August, 31, 2006;

•    with any amounts received by OpBiz in connection with the development of the Timeshare Land adjacent to the Desert Passage;

•    with any portion of the $90 million in capital commitments that OpBiz does not use to renovate the Aladdin within 36 months after August 31, 2004, although that period may be extended for up to 12 months if the renovations are delayed for certain reasons specified in the Credit Agreement; and

•    with the proceeds of certain asset sales.

In particular, after OpBiz accumulates certain permitted cash reserves, it is required to pay 100% of its excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if OpBiz meets certain targeted ratios of total debt to EBITDA, or Leverage Ratios, for any two consecutive fiscal quarters.

The Credit Agreement includes covenants that, among other things, restrict OpBiz’s ability to sell assets, make distributions to its owners, other than distributions for taxes, incur or prepay additional indebtedness, enter into transactions with affiliates, incur liens, make investments, make capital expenditures, develop the Timeshare Land adjacent to the Desert Passage and enter into material contracts. In addition, OpBiz is required to maintain certain levels of EBITDA that increase over time and, beginning August 31, 2007, maintain certain ratios of EBITDA to interest expense that increase over time and maintain certain Leverage Ratios that decrease over time.

The Credit Agreement contains customary events of default, including a change of control of OpBiz, the occurrence of a default under the terms of any indebtedness of MezzCo, a default by OpBiz under the hotel management contract or termination of Sheraton as the manager of the Hotel (unless OpBiz replaces Sheraton with another approved manager within 30 days of such termination), a default or termination of the Planet Hollywood license agreement and certain defaults under the agreements with Boulevard Invest or Northwind Aladdin.

BH/RE has agreed to issue warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay up to $13 million of fees and expenses related to the Mezzanine Financing and the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) the failure of OpBiz to achieve certain targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of September 30, 2004, the MezzCo financing is recorded net of the unamortized balance of the put warrants of approximately $4.3 million. The estimated fair value of the warrants of approximately $4.4 million is recorded in other long-term liabilities in BH/RE’s condensed consolidated balance sheets.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from the owners of the Aladdin. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. OpBiz has assumed the energy service agreement, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $418,000 per month.

7.             MEMBERSHIP INTERESTS

The non-voting interests in BH/RE are owned 40.75% by BHCH I, 18.50% by BHCH II and 40.75% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood.

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. OpBiz is a wholly owned subsidiary of EquityCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest related to the Starwood interests of approximately $302,000 for the three and nine months ended September 30, 2004.

BH/RE has the option to purchase all of Starwood’s membership interests in EquityCo if OpBiz is entitled to terminate the hotel management contract between OpBiz and Sheraton (see Note 8) as a result of a breach by Sheraton. Starwood can require EquityCo to purchase all of its membership interests in EquityCo if the hotel management contract is terminated for any reason other than in accordance with its terms or as the result of a breach by Sheraton. In addition, BH/RE and Starwood entered into a registration rights agreement with respect to their membership interests in EquityCo.

8.             RELATED PARTY TRANSACTIONS

Due to Affiliates

Since its formation, certain members or affiliates of BH/RE have paid expenses totaling approximately $20.0 million related to the Aladdin acquisition and funded deposits under the purchase agreement on behalf of BH/RE and its subsidiaries. On September 1, 2004, $4.25 million of advances from each of BHCH and OCS, which were used to fund the deposit required under the purchase agreement, were contributed to BH/RE as capital. Additionally, on September 1, 2004, the advances made by BHCH and Planet Hollywood to pay transaction fees and deposits were repaid.

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms.

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton will provide hotel management services to OpBiz, assist OpBiz in the management, operation and promotion of the hotel and permit OpBiz to use the Sheraton brand and trademarks in the promotion of the hotel. OpBiz will pay Sheraton a monthly fee of 4% of gross hotel and hotel related operating revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton.

9.             INCOME TAXES

At September 30, 2004, MezzCo and OpBiz generated a combined net operating loss of approximately $720,000.  A valuation allowance was recorded to offset the deferred tax asset associated with the net operating loss because management believes that the recognition of the tax benefit could not be assured.

10.          COMMITMENTS AND CONTINGENCIES

Litigation

BH/RE is not currently a party to any legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Corporate Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. As of November 1, 2004, 50% of the BH/RE’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”). In this report, the terms “BH/RE”, “we” and “our” refer to BH/RE and its subsidiaries.

BH/RE was formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino (the “PH Resort”). In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that will comprise a portion of the PH Resort.

BH/RE is a Nevada limited-liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). Bay Harbour Management is an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, we entered into a purchase agreement with Aladdin Gaming pursuant to which we agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared us the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to us under the purchase agreement. On September 1, 2004, we acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $27.6 million of cash. The working capital adjustment was determined based on the preliminary closing balance sheet on August 31, 2004. The final working capital adjustment will be determined based on the final August 31, 2004 closing balance sheet, which should be completed during the fourth quarter of this year. We paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, we issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. We also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that we also acquired from Aladdin Gaming (“Timeshare Land”). We presently intend to develop this property into a vacation resort ownership or similar project. The Credit Agreement also requires that we provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide us with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

The purchase agreement required us to assume substantially all of Aladdin Gaming’s pre-petition contracts and leases and any post-petition contracts or leases to which we do not object. In addition, the purchase agreement required us to offer employment to all of Aladdin Gaming’s employees, other than executive management, on terms and conditions substantially similar to their previous employment terms and conditions.

The following unaudited proforma financial information for BH/RE has been prepared assuming the acquisition had occurred on the first day of the nine-month period ended September 30, 2004 (amounts in thousands):

Net revenues	$213,849
Operating income	$44,087
Net income	$31,241

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, as if there was no change in ownership of the Aladdin.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements of BH/RE and Aladdin Gaming, respectively and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in BH/RE’s Form 10 Registration Statement (File No. 000-50689) filed with the Securities and Exchange Commission on April 16, 2004 and the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.

Results of Operations

The following discussion presents an analysis of the results of operations of the Aladdin and OpBiz and for the three and nine months ended September 30, 2004 and 2003.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2004	2003	Change	2004	2003	Change

Casino revenues	$29,175	$26,371	10.6%	$87,868	$81,055	8.4%
Casino expenses	18,001	15,723	14.5%	53,132	48,173	10.3%
Margin	38.3%	40.4%		39.5%	40.6%

Hotel revenues	$24,657	$22,537	9.4%	$80,098	$71,653	11.8%
Hotel expenses	8,590	7,652	12.3%	23,862	21,799	9.5%
Margin	65.2%	66.0%		70.2%	69.6%

Food and beverage revenues	$17,915	$17,096	4.8%	$54,816	$51,017	7.4%
Food and beverage expenses	11,438	10,587	8.0%	$32,146	$29,667	8.4%
Margin	36.2%	38.1%		41.4%	41.8%

Other revenues	$3,992	$4,959	(19.5)%	$12,045	$13,483	(10.7)%
Other expenses	3,169	4,081	(22.3)%	10,005	10,828	(7.6)%

Selling, general and administrative expenses	$16,858	$15,644	7.8%	$46,658	$45,745	2.0%
Percent of net revenues	24.4%	24.2%		21.8%	23.1%

Casino

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include the Race and Sports Books. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses.

Casino revenues vary from time to time due to general economic conditions, competition, popularity of entertainment offerings, table game hold, slot machine hold and occupancy percentages in the hotel. Casino revenues also vary depending upon the amount of gaming activity, as well as variations in the odds for different games of chance. Casino revenue is recognized at the end of each gaming day.

Casino revenues increased 10.6% to $29.2 million for the three months ended September 30, 2004 as compared to $26.4 million for the three months ended September 30, 2003. Casino revenues increased 8.4% to $87.9 million for the nine months ended September 30, 2004 as compared to $81.1 million for the nine months ended September 30, 2003. The increase in casino revenues is primarily due to the addition of new and more popular gaming devices and the conversion of a significant amount of our gaming devices to “ticket-in, ticket-out” technology.

Casino expenses increased 14.5% to $18.0 million for the three months ended September 30, 2004 as compared to $15.7 million for the three months ended September 30, 2003. Casino expenses increased 10.3% to

$53.1 million for the nine months ended September 30, 2003 as compared to $48.2 million for the nine months ended September 30, 2003. Casino margins decreased 2.1 and 1.1 percentage points over the same three- and nine-month periods, respectively. The decrease in casino margins was mainly the result of increased employee benefit expenses, as well as an increase in the base gaming tax rate in August 2003.

Hotel

Hotel revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Hotel revenues increased 9.4% to $24.7 million for the three months ended September 30, 2004 as compared to $22.5 million for the three months ended September 30, 2003. Hotel revenues increased 11.8% to $80.1 million for the nine months ended September 30, 2004 as compared to $71.7 million for the nine months ended September 30, 2003. Hotel occupancy percentages remained consistent at 99% for the three and nine months ended September 30, 2004 and 2003. Average daily room rates increased to $106 and $116 for the three and nine months ended September 30, 2004, respectively, as compared to $97 and $105 for the three and nine months ended September 30, 2003, respectively, resulting in the increase in hotel revenues. The increase in hotel revenues and average daily room rates is primarily due to an improvement in general economic conditions throughout 2004 and a higher demand for rooms in Las Vegas in general.

Hotel expenses increased 12.3% to $8.6 million for the three months ended September 30, 2004 as compared to $7.7 million for the three months ended September 30, 2003. Casino expenses increased 9.5% to $23.9 million for the nine months ended September 30, 2003 as compared to $21.8 million for the nine months ended September 30, 2003. Hotel margins decreased 0.8 percentage points over the same three-month periods and increased 0.6 percentage points over the same nine-month periods. The decrease in hotel margins over the three month periods was primarily due to increased employee benefit expenses and the addition of management fees paid to Starwood under the management contract.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest.

Food and beverage revenues increased 4.8% to $17.9 million for the three months ended September 30, 2004 as compared to $17.1 million for the three months ended September 30, 2003. Food and beverage revenues increased 7.4% to $54.8 million for the nine months ended September 30, 2004 as compared to $51.0 million for the nine months ended September 30, 2003. The average guest check increased 12.9% and 11.2% for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, respectively, which resulted in the increase in food and beverage revenues. The increase in the average guest check was primarily due to selected price increases, particularly in the buffet.

Food and beverage expenses increased 8.0% to $11.4 million for the three months ended September 30, 2004 as compared to $10.6 million for the three months ended September 30, 2003. Food and beverage expenses increased 8.4% to $32.1 million for the nine months ended September 30, 2003 as compared to $29.7 million for the nine months ended September 30, 2003. Food and beverage margins decreased 1.9 and 0.4 percentage points over the same three- and nine-month periods, respectively. The increase in food and beverage expenses was due to increased employee benefit expenses, as well as increases in selected food cost items.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 19.5% to $4.0 million for the three months ended September 30, 2004 as compared to $5.0 million for the three months ended September 30, 2003. Other revenues decreased 10.7% to $12.0 million for the nine months ended September 30, 2004 as compared to $13.5 million for the nine months ended September 30, 2003. The decrease in other revenues is primarily due to a decrease in entertainment revenue, which was the result of fewer performances in the Theater for the Performing Arts during 2004.

Other expenses decreased 22.3% to $3.2 million for the three months ended September 30, 2004 as compared to $4.1 million for the three months ended September 30, 2003. Other expenses decreased 7.6% to $10.0 million for the nine months ended September 30, 2004 as compared to $10.8 million for the nine months ended September 30, 2003.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 7.8% to $16.9 million for the three months ended September 30, 2004 as compared to $15.6 million for the three months ended September 30, 2003. SG&A expenses increased 2.0% to $46.7 million for the nine months ended September 30, 2004 as compared to $45.7 million for the nine months ended September 30, 2003. SG&A expenses as a percentage of net revenues increased 0.2 percentage points over the same three-month periods. SG&A expenses as a percentage of net revenues decreased 1.3 percentage points over the same nine-month periods. The increase in SG&A expenses was primarily due to an increase in payroll and related expenses as well as management and centralized services fees incurred under the Starwood Management Agreement beginning in September 2004. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A expenses to net revenues decreased.

Depreciation and Amortization

Aladdin Gaming was not recording depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, the depreciation expense for the three- and nine-month periods ended September 30, 2004 are significantly less than the same periods in the prior year. Depreciation and amortization expense decreased 85.2% to $2.4 million for the three months ended September 30, 2004 as compared to $16.3 million for the three months ended September 30, 2003. Depreciation and amortization expense decreased 95.1% to $2.4 million for the nine months ended September 30, 2004 as compared to $48.7 million for the nine months ended September 30, 2003.

Interest Expense, Net

Interest expense, net increased 357.4% to $4.5 million for the three months ended September 30, 2004 as compared to $1.0 million for the three months ended September 30, 2003. Interest expense, net increased 113.6% to $6.4 million for the nine months ended September 30, 2004 as compared to $3.0 million for the nine months ended September 30, 2003. The increase in interest expense, net is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events.

During the nine months ended September 30, 2004, the Aladdin generated cash flows from operating activities of approximately $39.7 million. We also had restricted cash and cash equivalents of approximately $96.7 million, which is designated to be used for costs associated with the renovation of the Aladdin to the PH Resort.

Our primary cash requirements for the remainder of 2004 and 2005 are expected to include (i) up to approximately $100 million in capital expenditures related to the renovation project, (ii) approximately $9.0 million for maintenance capital expenditures and (iii) up to approximately $37.3 million in interest payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz at the closing and the working capital, including the cash, we acquired from Aladdin Gaming under the purchase agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for the first 12 months after the Aladdin acquisition. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE. The Credit Agreement provides that OpBiz will be permitted to make tax distributions.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our planned renovations to the Aladdin and have negotiated the terms of the Credit Agreement to address those anticipated reductions. For example, the covenant in the Credit Agreement requiring OpBiz to achieve specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), during the first two years of the Credit Agreement is significantly below the Aladdin’s current EBITDA levels. Also, the interest rate during the first three years of the Credit Agreement is lower than the interest rate in the last three years.

Description of Certain Indebtedness

Credit Agreement

The Aladdin acquisition and the planned renovations were funded by the issuance of $510 million of secured notes to Aladdin Gaming’s secured creditors pursuant to a Credit Agreement. Our obligations under the Credit Agreement are secured by liens on all of our assets, including a mortgage on our real property, the Hotel, the Casino and the Theater for the Performing Arts (“TPA”), and security interests in our accounts receivable, inventory, equipment and intangible assets, excluding the Timeshare Land. The Credit Agreement will be guaranteed by MezzCo and MezzCo will secure its guarantee by pledging its membership interests in OpBiz to the lenders. The Credit Agreement matures on August 31, 2010.

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. We simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of their lien on the Timeshare Land that we plan to develop.

Scheduled principal payments on the Term Loan A notes are as follows:

•    $1.25 million on the first day of each fiscal quarter during the period beginning on August 31, 2006 and ending on August 31, 2007;

•    $3.75 million on the first day of each fiscal quarter during the period beginning on August 31, 2007 and ending on August 31, 2008;

•    $5.0 million on the first day of each fiscal quarter during the period beginning on August 31, 2008 and ending on August 31, 2009;

•    $6.25 million on the first day of each fiscal quarter during the period beginning on August 31, 2009 and ending on August 31, 2010;

•    the then unpaid balance amount of Term Loan A notes on August 31, 2010.

We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until the third anniversary of the completion of the Aladdin acquisition, the margin is subject to certain minimum and maximum amounts, so that as long as the minimum amount is met, our interest payment will not exceed our quarterly EBITDA, less quarterly maintenance capital expenditures. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. We will also be required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

We are required to prepay amounts outstanding under the Credit Agreement:

•    with excess cash flow (as defined in the Credit Agreement) after certain permitted cash reserves are accumulated;

•    in scheduled quarterly amounts beginning after August, 31, 2006;

•    with any amounts received in connection with the development of the Timeshare Land adjacent to the Desert Passage;

•    with any portion of the $90 million in capital commitments that we do not use to renovate the Aladdin within 36 months after August 31, 2004, although that period may be extended for up to 12 months if the renovations are delayed for certain reasons specified in the Credit Agreement; and

•    with the proceeds of certain asset sales.

In particular, after we accumulate certain permitted cash reserves, we are required to pay 100% of our excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if we meet certain targeted ratios of total debt to EBITDA, or Leverage Ratios, for any two consecutive fiscal quarters.

The Credit Agreement includes covenants that, among other things, restrict our ability to sell assets, make distributions to our owners, other than distributions for taxes, incur or prepay additional indebtedness, enter into transactions with affiliates, incur liens, make investments, make capital expenditures, develop the Timeshare Land adjacent to the Desert Passage and enter into material contracts. In addition, we are required to maintain certain levels of EBITDA that increase over time and, beginning August 31, 2007, maintain certain ratios of EBITDA to interest expense that increase over time and maintain certain Leverage Ratios that decrease over time.

The Credit Agreement contains customary events of default, including a change of control of OpBiz, the occurrence of a default under the terms of any indebtedness of MezzCo, a default by us under the hotel management contract or termination of Sheraton as the manager of the Hotel (unless we replace Sheraton with another approved manager within 30 days of such termination), a default or termination of the Planet Hollywood license agreement and certain defaults under the agreements with Boulevard Invest or Northwind Aladdin.

BH/RE has agreed to issue warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay up to $13 million of fees and expenses related to the Mezzanine Financing and the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) the failure of OpBiz to achieve certain targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of September 30, 2004, the MezzCo financing is recorded net of the unamortized balance of the put warrants of approximately $4.3 million. The estimated fair value of the warrants of approximately $4.4 million is recorded in other long-term liabilities in our condensed consolidated balance sheets.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. We have assumed the energy service agreement, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $418,000 per month.

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in the notes to the condensed consolidated financial statements and management’s discussion and analysis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consists of an escrow deposit of approximately $96.7 million, which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

Accounts Receivable, Net

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. We estimate the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

The property and equipment and other long-lived assets that we obtained in the acquisition of the Aladdin are currently undergoing an appraisal by an independent third party, which should be completed sometime during the fourth quarter of 2004. Property and equipment and the related accumulated depreciation amounts recorded in the condensed consolidated balance sheets as of September 30, 2004 are estimates made by management and are subject to change based on the independent third party appraisal.

Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on our condensed consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

Hotel and Food and Beverage Revenues

Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

Slot Club Program

Slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program.

Income Taxes

The consolidated financial statements include the operations of BH/RE and its controlled subsidiaries:  EquityCo, MezzCo, and OpBiz.  BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes.  However, MezzCo has elected to be taxed as a corporation for federal income tax purposes.  OpBiz, a wholly-owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences.  The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.

Preopening Costs

We account for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Membership Interests

As of September 30, 2004, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per share data required pursuant to Statement of Financial Accounting Standard No. 128 “Earnings Per Share” because we believe that such disclosures would not be meaningful to the financial statement presentation.

Forward Looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Our acquisition of the Aladdin and planned operations are subject to a number of risks.  Please refer to the discussion of “Risk Factors” in “Item 1. Business – Risk Factors” of the Registration Statement on Form 10 (File No. 000-50689), filed by BH/RE with the Securities and Exchange Commission on April 16, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We have market risk associated with funds that were borrowed under the Credit Agreement to finance the acquisition of the Aladdin and to pay the related fees and expenses. The term loans under the Credit Agreement are subject to interest rate risk and the interest payments associated with the term loans will increase if LIBOR increases.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the end of the period covered by this report, we were a development stage company and as such, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, were developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures implemented at such time. Since the closing of the acquisition of the Aladdin, a system of disclosure controls and procedures has been put in place that our management, including our Chief Executive Officer and Chief Financial Officer, believe include disclosure controls and procedures that are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting since the closing of the acquisition of the Aladdin or in the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS – None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION – None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

31.1         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert Earl.

31.3         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum.

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.2         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert Earl.

32.3         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum.

(b)           Reports on Form 8-K:

On September 7, 2004, BH/RE filed a Current Report on Form 8-K dated August 31, 2004, reporting items listed under Items 1.01, 2.01, 2.03 and 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

November 15, 2004	By:	/S/ Donna Lehmann
Donna Lehmann
Chief Financial Officer