Form 10-K
period 2004-12-31
BH RE LLC
filed 2005-04-15
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2004 was $0. As of March 31, 2005, 50% of the Registrant’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and 40.75% of the Registrant’s equity membership interests were held by each of BH Casino and Hospitality LLC I and OCS Consultants, Inc., with the remaining 18.50% of equity membership interests held by BH Casino and Hospitality LLC II.

PART I

ITEM 1.                BUSINESS

Unless the context indicates otherwise, all references to “BH/RE”, “we”, “us”, “our” and “ours” refer to BH/RE, L.L.C. and its consolidated subsidiaries.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Organization

BH/RE is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. As of February 28, 2005, 50% of BH/RE’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino (the “PH Resort”). In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel that comprise a portion of the PH Resort.

BH/RE is a Nevada limited-liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. Bay Harbour Management is an investment management firm. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the terms of the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been allocated to the underlying assets acquired and liabilities assumed. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (“Timeshare Land”). On December 10, 2004, we entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), whereby we have agreed to sell approximately four acres of the Timeshare Land to Westgate, which plans to develop, market, manage and sell timeshare units on the land. The Credit Agreement also required that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

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

Plan of Operations

We are currently conducting a renovation project which, when complete, will transform the Aladdin into the PH Resort. In connection with the proposed renovation of the Aladdin, we have entered into an agreement with Planet Hollywood and certain of its subsidiaries to, among other things, license Planet

Hollywood’s trademarks, memorabilia and other intellectual property. We have also entered into an agreement with Sheraton, a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel that comprise a portion of the pre-renovation PH Resort.

The Aladdin Resort and Casino

The Aladdin is located at 3667 South Las Vegas Boulevard in Clark County, Nevada, in the area commonly referred to as the Las Vegas Strip. The Aladdin is part of a resort, casino and entertainment complex (the “Complex”).

The Aladdin includes a 2,567-room hotel (the “Hotel”), which offers deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the hotel has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party. Aladdin’s 116,000-square foot casino (the “Casino”) offers approximately 1,860 slot machines, 60 table games, a poker room and a race-and sports-book facility on its main floor and includes a 15,000-square foot luxury gaming section on its mezzanine level with approximately 20 high denomination table games and 75 high denomination slot machines.

The Aladdin has seven restaurants, including a Chinese restaurant leased to P.F. Chang’s, a buffet, a sushi bar, a 24-hour casual dining facility, an Italian restaurant, a steak and seafood restaurant and a poolside snack bar, as well as a nightclub and several lounges. In addition, we operate a Starbucks Coffee franchise under an agreement with Starbucks Corporation. The Aladdin also has gift and merchandise shops operated by a third party. The Aladdin also has over 75,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 16,000 square feet of breakout space in 18 separate rooms.

The 7,500-seat Theater for the Performing Arts (the “TPA”) is part of the Complex described below, but is not directly connected to the Hotel and the Casino. Hotel and Casino customers and the general public can enter the TPA through the adjacent shopping mall, which is known as the Desert Passage and is described below, or through entrances leading directly into the TPA. The TPA is used for award shows, live music events and theatrical performances. The Aladdin also has unfinished space for an approximately 1,300-seat theater on a mezzanine level above the Casino (the “Showroom”). Effective December 16, 2004, OpBiz entered into a long-term lease agreement whereby SFX Entertainment, Inc. d/b/a Clear Channel Entertainment (“CCE”) will be renovating and leasing the TPA and Showroom and related areas located at the PH Resort. CCE will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

In conjunction with the purchase of the Aladdin, we acquired a four-acre parcel of vacant land from Aladdin Gaming. This parcel is adjacent to the Desert Passage. For further discussion about our plans for this vacant land, see below under “Business Strategy—Develop Vacant Property.”

In addition to the Hotel, Casino and TPA, the Complex includes the Desert Passage, which is a themed entertainment shopping mall with approximately 435,000 square feet of retail space, and an approximately 4,800-space parking facility jointly used by the Aladdin and the Desert Passage.

The Desert Passage and the parking facility are owned by Boulevard Invest, LLC, (“Boulevard Invest”), an unaffiliated third party. The Desert Passage, which is directly connected to the Casino, contains an array of stores, boutiques, restaurants, cafes and other entertainment offerings. We are a party to reciprocal use easements and agreements governing the operation and maintenance of the Hotel, Casino, TPA, Desert Passage and parking facility. The theme and design of the Desert Passage are consistent with the current theme and design of the Aladdin, but are not currently consistent with our planned renovations to the Aladdin, as described below under “Business Strategy—Renovate the Aladdin.”

The reciprocal easement and use agreements that govern the joint operation of the Aladdin, the Desert Passage and the parking facility contain provisions that could have impacted our planned renovations. In particular, Boulevard Invest may have limited approval rights over a portion of our planned physical renovations. However, under an agreement between OpBiz and Aladdin Gaming, Boulevard Invest has already consented to the re-theming and re-naming of the Aladdin, and for the development of the vacant property adjacent to the Desert Passage, and has agreed to amend the reciprocal easement and use agreements accordingly.

The central utility plant, which provides hot and cold water and emergency power to the Complex, is owned by Northwind Aladdin (“Northwind”), an unaffiliated third party. We lease the land on which the central utility plant is located to Northwind for a nominal yearly rent.

Business Strategy

Our strategy is to improve profitability by:

•       renovating the Aladdin;

•       implementing a new marketing program to capitalize on the Planet Hollywood, Starwood and Sheraton brand names;

•       upgrading and expanding gaming and non-gaming attractions; and

•       entering into agreements with third parties, such as the recent Timeshare Land sale.

Renovate the Aladdin

We have created a preliminary design and construction plan with an estimated cost of $100 million to renovate the Aladdin into the PH Resort. In addition, we have entered into an agreement with a third party to fund, develop and operate the TPA and Showroom, and may enter into additional agreements with other third parties to develop and/or operate a television studio, additional restaurants, attractions, lounges and nightclubs at the PH Resort, thereby increasing the number of entertainment venues at the PH Resort without increasing renovation costs. We currently expect to complete the renovation of the Aladdin sometime during the fourth quarter of 2006.

The key elements of our plan to renovate the Aladdin are:

Redesign entrance and traffic flow.   We intend to construct a new main entrance to the PH Resort that will improve access to the Casino from Las Vegas Boulevard by creating a large main entrance and several well-identified secondary entrances. The main entrance will incorporate the Planet Hollywood globe trademark. We also plan to make other improvements to the entrance areas that we expect will improve pedestrian traffic into the Casino from Las Vegas Boulevard and to make improvements to the Casino that will direct those customers across the Casino floor to reach our restaurants, shops and entertainment attractions. In addition, we will add significant new signage to the PH Resort, including large lettering on top of the Hotel and a large marquee in front of the PH Resort. We anticipate that these improvements will result in more walk-in visitors to the Casino and our other planned attractions and amenities.

Renovate and expand Casino.   We intend to renovate the Casino and, subject to approval of applicable Nevada gaming authorities, expand the Casino into a portion of the Desert Passage to be leased by us. We have an agreement with Boulevard Invest containing the principal terms of a lease for space in the Desert Passage, but have not signed a definitive lease agreement. In addition, we intend to remove or modify existing structures on the Casino floor so that the Casino will appear larger and more inviting, to redesign the Casino floor to better use the available space for gaming and to add new gaming equipment.

Implement a New Marketing Program

We intend to focus our marketing efforts on attracting middle market gaming customers and establishing celebrity marketing agreements. We believe the general quality of the Hotel rooms is very competitive for the middle market segment. The new marketing program will feature:

•       the entry of the Planet Hollywood brand name into the Las Vegas casino market; and

•       Starwood’s reservation system and marketing and loyalty programs and the Sheraton brand name.

Planet Hollywood Brand Name.   We believe the Planet Hollywood brand name is well-known and internationally recognized. As a result, we expect that we will be able to spend more of our advertising budget on direct customer marketing rather than brand awareness. In addition, we expect that the PH Resort will host movie premieres, live television productions and similar entertainment industry events, with the goal of attracting Las Vegas tourists, including customers of other properties on the Las Vegas Strip, to the PH Resort.

Relationship with Starwood and Sheraton.   We believe our relationship with Starwood and Sheraton presents a number of advantages for the PH Resort. We expect that including the PH Resort in the Starwood reservation system and marketing and loyalty programs will result in higher average daily room rates at the Hotel. We also anticipate Starwood’s convention bookings database will generate more profitable convention and meeting business for the PH Resort, improving both mid-week occupancy levels and average daily room rates. The Starwood preferred guest program has approximately three million active members and approximately 14 million total members. We expect Starwood preferred guest program members to utilize the PH Resort as an award-redeeming destination.

Upgrade and Expand Gaming and Non-Gaming Attractions

Improve Mix and Layout of Casino Slot Machines.   We intend to improve our gaming operations by expanding the Casino, adding new ticket-in/ticket-out slot machines and by continuing to provide our customers with newer and more attractive slot machine options. We also intend to reduce the number of participatory slot machines as a percentage of our total slot machines. Participatory slot machines are slot machines that require the casino operator to pay a percentage of its winnings to the manufacturer.

Expand Race-and Sports-Book Facility and Poker Parlor and add Keno.   We intend to expand and remodel the Aladdin’s race-and sports-book facility and the poker parlor, as well as adding a Keno parlor to keep more of our Hotel guests in the Casino and to attract more non-Hotel customers to the Casino. We believe that a race-and sports-book facility is important because it serves as a gathering and relaxation point for groups of hotel and other customers. Virtually all of Aladdin’s major competitors have larger race-and sports-book facilities than the Aladdin. We intend for OpBiz to expand the race-and sports-book facility by utilizing existing unused space. We expect to remodel the race-and sports-book facility and incorporate sports memorabilia from Planet Hollywood’s extensive collection. In addition, because of the popularity of poker, we intend to expand and relocate the poker parlor adjacent to the expanded race-and sports-book facility. We plan to add Keno sometime during the second quarter of 2005. The lounge will be located near the race-and sports-book facility with additional Keno boards in the café and buffet.

Expand Amenities.   When we complete the planned renovations to the Aladdin, the PH Resort will offer a variety of non-gaming amenities that we believe will be unique among Las Vegas Strip properties. Our plans include entering into an agreement with a major electronics company to fund, develop and/or operate a television studio, renovating the pool area to include, among other things, a movie theater, hosting weekly “sneak peek” movie screenings, and constructing a Hollywood-themed memorabilia museum. Effective December 16, 2004, we entered into a long-term lease agreement whereby an entertainment company will be renovating and leasing the TPA and Showroom and related areas at the Aladdin. The entertainment company will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises. We believe that increasing the number, variety and desirability of non-gaming amenities at the PH Resort will attract more customers and, as a result, increase revenues and profits, including those from our gaming operations.

Upgrade and Expand Restaurant Choices.   Although the Aladdin has two upscale restaurants and a large buffet with a wide variety of food choices, none of the dining options at the Aladdin are affiliated with a well-known restaurant or chef from a major U.S. metropolitan area. We believe most Las Vegas Strip properties currently include these types of dining options and that having one or more of these dining options presents opportunities to attract customers to the Casino and to other non-gaming attractions and amenities at the PH Resort. We intend to enter into agreements with other restaurant operators and chefs at varying price points to offer customers of the PH Resort more dining options.

Develop Vacant Property

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz has agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate, who plans to develop, market, manage and sell timeshare units on the land. Under the Timeshare Purchase Agreement, OpBiz will receive fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. We expect that development of the vacant property will also benefit us by providing additional revenues by increasing the number of potential customers for the PH Resort.

Markets

We believe that Las Vegas is one of the fastest growing leisure, hotel and entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority, the number of visitors traveling to Las Vegas has continued to increase. The number of visitors increased from approximately 30.5 million in the year ended December 31, 1997 to approximately 37.4 million visitors in the year ended December 31, 2004, and is expected to reach 38.2 million visitors in 2005. There is no guarantee that Las Vegas will have this many visitors in 2005, or that the number of visitors will increase at all.

According to the American Gaming Association, Las Vegas has the highest casino gaming revenues in the United States. A number of major hotel casinos have opened in the past ten years on the Las Vegas Strip, including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas and The Venetian Casino Resort. In addition, a number of existing properties on the Las Vegas Strip have expanded during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, and Caesars Palace. Despite this significant increase in the supply of rooms in Las Vegas, hotel total occupancy rates exceeded on average 90.6% for the years 1990 to 1999, averaged 92.5% in 2000, 88.9% in 2001, 88.8% in 2002, 85.0% in 2003 and 88.6% in 2004. There is no guarantee that these occupancy rates will remain high or will not decrease in the future.

According to the Las Vegas Convention and Visitors Authority, gross gaming revenues for properties on the Las Vegas Strip have increased from approximately $3.8 billion in the year ended December 31, 1997 to approximately $5.3 billion in the year ended December 31, 2004. As a result of the increased popularity of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination. There is no guarantee that Las Vegas will continue to grow in popularity, or will not go out of style. The number of hotel rooms in Las Vegas has increased from 105,347 at December 31, 1997 to 131,503 at December 31, 2004.

The Las Vegas market continues to evolve from its historical gaming focus to broader entertainment and leisure offerings, such as retail, fine dining, sporting activities and major concerts. This diversification has contributed to the growth of the market and broadened the universe of individuals who would consider

Las Vegas as a vacation destination. The more diversified entertainment and leisure offerings present significant growth opportunities. In particular, the newer, large theme-destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons, in addition to gaming.

Competition

The hotel casino industry is highly competitive. The Aladdin competes, and the PH Resort will compete, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. The Aladdin competes, and the PH Resort will compete, with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

Many competing properties, such as Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage, The Venetian Casino Resort, the Hard Rock Hotel and Casino and, when completed, Wynn Las Vegas, have themes and attractions which draw a significant number of visitors and compete with the Aladdin for hotel and gaming customers and conventions and trade shows. Some of these properties are operated by companies that have more than one location and may have greater name recognition and financial and marketing resources than we have and will target the same demographic group as the Aladdin and the PH Resort. We will seek to differentiate the PH Resort from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we will provide and the added value of our arrangements with Planet Hollywood, Starwood and Sheraton.

A number of properties in the Las Vegas market are expanding their facilities. Mandalay Resort Group recently opened a new all-suites hotel tower with approximately 1,128 rooms at the Mandalay Bay Resort & Casino. The Venetian Casino Resort recently opened a new all-suites hotel tower with approximately 1,013-rooms. MGM Mirage has constructed a 928-room “spa tower” addition to Bellagio, as well as an expansion of Bellagio’s spa and salon, meeting space and retail space. The construction of Wynn Las Vegas on the 192-acre site of the former Desert Inn Resort & Casino on the Las Vegas Strip is scheduled to open in April 2005. Caesars Entertainment has begun construction of a 949-room hotel tower and additional convention and meeting facilities at Caesars Palace. Expected to be completed in 2005, the new hotel tower at Caesars Palace will include additional retail space and restaurant facilities.

Las Vegas casinos also compete with other hotel casino facilities elsewhere in Nevada and in Atlantic City, riverboat and Native American gaming facilities in other states, hotel casino facilities elsewhere in the world, Internet gaming and other forms of gaming. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. In March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California and gaming activities in other areas could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Asia could reduce the number of Asian customers who would otherwise visit Las Vegas.

We also compete with other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. The expansion of legalized gaming into new jurisdictions throughout the United States will also increase competition.

Intellectual Property

We have entered into agreements with Planet Hollywood and Sheraton which, among other things, grant us the right to use certain of their respective intellectual property in connection with the operation of the PH Resort. These licensing arrangements are described below under “Item 13. Certain Relationships and Related Transactions—Transactions with Planet Hollywood.”

We own several registered trademarks utilizing “Aladdin” for use in connection with casinos and casino entertainment services and hotel and restaurant services and will use the Aladdin trademarks until we commence operations as the PH Resort. We do not consider the Aladdin Gaming trademarks to be material to our business after completion of the renovation of the Aladdin into the PH Resort.

Regulation and Licensing

Nevada Gaming Regulations

Introduction

The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local ordinances and regulations. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”) and the Clark County Liquor and Gaming License Board (collectively, the “Nevada Gaming Authorities”).

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•       preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•       establishing and maintaining responsible accounting practices and procedures;

•       maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•       preventing cheating and fraudulent practices; and

•       providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

As the owner and operator of the Aladdin, we, as a registered corporation, are required to be licensed by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. This gaming license requires us to pay periodic fees and taxes and is not transferable. We are required periodically to submit detailed financial and operating reports to the Nevada Commission and the

Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Aladdin or PH Resort without first obtaining licenses and approvals from the Nevada Gaming Authorities. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

Individual Licensing Requirements

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with OpBiz to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and certain key employees of OpBiz, MezzCo, EquityCo and BH/RE are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position. Messrs. Teitelbaum and Earl, along with Michael V. Mecca, Chief Executive Officer of OpBiz and Theodore W. Darnall, Manager of EquityCo and OpBiz have been licensed by the Nevada Gaming Authorities. Applications for Michael Belletire and Jess M. Ravich, both Managers of OpBiz, are pending approval by the Nevada Gaming Authorities.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with OpBiz, OpBiz would have to terminate all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all of the material loans, leases, sales of securities and similar financing transactions of OpBiz, MezzCo, EquityCo and BH/RE must be reported to, or approved by, the Nevada Commission and/or the Nevada Board.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•       pay that person any dividend or interest upon any voting or debt securities;

•       allow that person to exercise, directly or indirectly, any voting right held by that person relating to BH/RE, EquityCo, MezzCo or OpBiz;

•       pay remuneration in any form to that person for services rendered or otherwise; or

•       fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Consequences of Violating Gaming Laws

If the Nevada Commission decides that we have violated the Nevada Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the Aladdin (or the PH Resort) and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders

Regardless of the number of shares held, any beneficial holder of BH/RE’s voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the policies of the State of Nevada. If the beneficial holder of the voting securities of BH/RE who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•       voting on all matters voted on by stockholders or interest holders;

•       making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•       other activities that the Nevada Commission may determine to be consistent with such investment intent.

The articles of organization of BH/RE include provisions intended to help it implement the above restrictions.

Gaming Laws Relating to Securities Ownership

The Nevada Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission decides that a person is unsuitable to own the security, then under the Nevada Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Commission, it:

•       pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•       recognizes any voting right by the unsuitable person in connection with the securities;

•       pays the unsuitable person remuneration in any form; or

•       makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

BH/RE is required to maintain a current ownership ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of BH/RE’s voting securities. The Nevada Commission has the power to require the certificates representing equity interests of any registered company to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether this requirement will be imposed on us. However, the certificates representing BH/RE’s membership interests note that the membership interests are subject to a right of redemption and other restrictions set forth in BH/RE’s articles of organization and bylaws and that the membership interests are, or may become, subject to restrictions imposed by applicable gaming laws.

Approval of Public Offerings

Neither BH/RE nor any of its affiliates may make a public offering of its debt or equity securities without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions, unless, upon a written request for a ruling, the chairman of the Nevada Board has ruled that it is not necessary to submit an application for approval. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

Approval of Changes in Control

As a registered company, BH/RE must obtain prior approval of the Nevada Commission with respect to a change in control through:

•       merger;

•       consolidation;

•       stock or asset acquisitions;

•       management or consulting agreements; or

•       any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•       assure the financial stability of corporate gaming operators and their affiliates;

•       preserve the beneficial aspects of conducting business in the corporate form; and

•       promote a neutral environment for the orderly governance of corporate affairs.

We may be required to obtain approval from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Consequences of Violating Gaming Laws

If the Nevada Commission decides that we have violated the Nevada Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the Aladdin (or the PH Resort) and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•       a percentage of the gross revenues received;

•       the number of gaming devices operated; or

•       the number of table games operated.

A live entertainment tax is also paid by casino operators where entertainment is furnished in connection with an admission charge or the selling or serving of food or refreshments or the selling of merchandise.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at the Aladdin and the PH Resort are subject to licensing, control and regulation by the Clark County Liquor and Gaming License Board. In addition to approving OpBiz, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Employees

BH/RE does not have, and does not expect to have, any employees. Under the terms of the purchase agreement, OpBiz was obligated to make offers of employment to all non-management employees of Aladdin Gaming upon completion of the Aladdin acquisition and has hired all employees who accepted the offers of employment. OpBiz currently has approximately 3,100 employees. Aladdin Gaming had entered into a collective bargaining agreement that covers less than 20 employees who work on the Aladdin loading docks. OpBiz has assumed this agreement in connection with the Aladdin acquisition. No other employees of the Aladdin are presently represented by labor unions, but negotiations with the Culinary Workers’ Union Local 226, Las Vegas are currently taking place.

ITEM 2.                PROPERTIES

Substantially all of our assets have been pledged as collateral for our Credit Facility. The outstanding balance under the Credit Facility was approximately $496.2 million at December 31, 2004. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness”.

The Complex occupies a 35-acre site located on the northeast corner of Las Vegas Boulevard (“The Strip”) and Harmon Avenue in Las Vegas, Nevada. We own approximately 21.8 acres, which consists of the Aladdin, the TPA, the Showroom, Hotel, Casino, various restaurants and bars and the central utility plant. Approximately 0.62 acres are leased to the owner and operator of the central utility plant.

ITEM 3.                LEGAL PROCEEDINGS

As of December 31, 2004, neither BH/RE nor any of its subsidiaries is a party to any material litigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for BH/RE’s membership interests and we do not presently expect that a trading market in BH/RE’s membership interests will develop. There are no outstanding options or warrants to purchase, or securities convertible into, any of BH/RE’s membership interests. BH/RE’s membership interests are not eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). BH/RE has not agreed with any security holder to register for sale under the Securities Act any of its membership interests. BH/RE does not currently propose to publicly offer any of its membership interests.

As of December 31, 2004, there were two holders of record of BH/RE’s voting membership interests and two holders of record of BH/RE’s equity membership interests.

BH/RE does not pay, and does not anticipate paying, any distributions to the holders of its membership interests, other than distributions in respect of income taxes payable by such members resulting from their ownership of membership interests.

There were no sales or repurchases of securities of BH/RE during the year ended December 31, 2004.

Use of Proceeds

On August 31, 2004, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under the Credit Agreement in order to complete the purchase of the Aladdin. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million, and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming. The Credit Agreement also required that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data presented below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

			For the years ended December 31,
		Predecessor Information
	2004(a)	2004(b)	2003	2002	2001	2000(c)
	(In thousands)
Operating Results:
Net revenues	$96,141	$190,889	$266,540	$236,384	$260,387	$122,749
Operating costs and expenses, excluding the following items	85,465	146,791	255,111	263,052	294,455	133,445
Pre-opening expenses(d)	1,684	—	—	—	—	28,916
Impairment of long-lived assets(e)	—	1,732	29,478	—	—	—
Write-off of project development costs(f)	—	—	—	—	—	2,644
Operating income (loss)	8,992	42,366	(18,049)	(26,668)	(34,068)	(42,256)
Other expense	15,648	2,541	9,953	11,883	74,383	22,819
Income (loss) before cumulative effect of change in accounting principal and reorganization items	(6,656)	39,825	(28,002)	(38,551)	(108,451)	(65,075)
Cumulative effect of change in accounting principal	—	—	—	—	(10,709)	—
Reorganization items	—	(6,647)	(12,103)	(10,604)	(25,756)	—
Net income (loss)	$(6,656)	$33,178	$(40,105)	$(49,155)	$(144,916)	$(65,075)
Balance Sheet Data:
Total assets	$663,383	$548,634	$564,198	$621,057	$677,287	$741,453
Long-term debt	586,082	33,958	34,690	35,664	1,750	505,280
Member’s equity (deficit)	13,613	(20,194)	(53,372)	(13,267)	35,888	157,821

(a)    Includes the operations of BH/RE and its subsidiaries for the twelve months ended December 31, 2004.

(b)   Includes the operations of the Aladdin by Aladdin Gaming for the eight months ended August 31, 2004.

(c)    The Aladdin commenced operations on August 18, 2000.

(d)   Pre-opening expenses for the year ended December 31, 2004 were approximately $1.7 million, which included costs incurred prior to the acquisition of the Aladdin by BH/RE on September 1, 2004. Pre-opening expenses for the year ended December 31, 2000 were approximately $28.9 million, which included costs incurred prior to the opening of the Aladdin on August 18, 2000.

(e)    On August 31, 2004, Aladdin Gaming recorded an impairment loss of approximately $1.7 million based on the purchase price of assets sold to OpBiz on September 1, 2004. On August 29, 2003, the Bankruptcy Court confirmed Aladdin Gaming’s plan of reorganization and approved the Purchase Agreement with OpBiz. As a result, Aladdin Gaming classified substantially all of its assets as “assets held for sale” and performed an impairment review in accordance with SFAS 144. An impairment loss of approximately $29.5 million was recognized based on a discounted cash flow analysis and allocated to the individual assets based on their relative fair values for the year ended December 31, 2003.

(f)    During the year ended December 31, 2000, Aladdin gaming recorded a write-off of project development costs of approximately $2.6 million, which related to a music project that they elected not to pursue. As a result, all of the development costs Aladdin Gaming incurred were written-off, as they were deemed to have no value.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2004 as compared to the year ended December 31, 2003, and the year ended December 31, 2003 as compared to the year ended December 31, 2002, as if there was no change in ownership of the Aladdin.

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in the notes to the consolidated financial statements

Property and Equipment

Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	39.5 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

The property and equipment and other long-lived assets that we obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts recorded in the consolidated balance sheets as of December 31, 2004 are based on the independent third party appraisal.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants in an effort to provide further consideration to the purchasers of membership interests in EquityCo and MezzCo. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing”.

Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on our consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

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

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Preopening Costs

We account for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Results of Operations

The following table highlights the results of operations of the Aladdin. The amounts for the year ended December 31, 2004 include the eight months of operation by Aladdin Gaming and the four months of operation by OpBiz.

	Year Ended December 31,
	2004	Percent Change	2003	Percent Change	2002
	(In thousands)
Net revenues	$287,030	7.7%	$266,540	12.8%	$236,384
Operating expenses:
Casino	64,552	3.1%	62,626	4.7%	59,824
Hotel	33,902	17.3%	28,913	9.7%	26,354
Food and beverage	48,343	9.8%	44,032	14.0%	38,613
Other	12,550	(12.5)%	14,344	3.8%	13,821
Selling, general and administrative	65,095	5.5%	61,701	3.7%	59,511
Depreciation and amortization	7,814	(82.0)%	43,495	(33.0)%	64,929
Pre-opening expenses	1,684	31.3%	1,283	100%	—
Impairment of long-lived assets	1,732	(94.1)%	29,478	100.0%	—
Operating income (loss)	$51,358	365.7%	$(19,332)	27.5%	$(26,668)

Net revenues and overall operating results for the year ended December 31, 2004 improved over that of the year ended December 31, 2003 due to more effective operating efficiencies as a result of the purchase of the Aladdin by OpBiz, as well as an improvement in general economic conditions throughout 2004. The increase in operating income (loss) was primarily due to depreciation not being recorded during the first eight months of 2004 while Aladdin Gaming was undergoing bankruptcy proceedings.

Net revenues and overall operating results for the year ended December 31, 2003 improved over that of the year ended December 31, 2002 due to the expansion and more effective use of the Casino marketing database and promotional activities and higher pedestrian traffic resulting from the closure of the monorail station connecting the MGM Grand Hotel and Casino and Bally’s Casino and Hotel. The monorail station closed temporarily in January 2003 and diverted additional pedestrian traffic through the Aladdin’s south entrance.

The following table highlights the various sources of our revenues and expenses as compared to the prior years. The amounts for the year ended December 31, 2004 include both the eight months of operation by Aladdin Gaming and the four months of operation by OpBiz.

	Year Ended December 31,
	2004	Percent Change	2003	Percent Change	2002
	(In thousands)
Casino revenues	$118,842	7.4%	$110,642	14.1%	$96,969
Casino expenses	64,552	3.1%	62,626	4.7%	59,824
Margin	45.7%		43.4%		38.3%
Hotel revenues	$106,112	10.7%	$95,836	12.5%	$85,151
Hotel expenses	33,902	17.3%	28,913	9.7%	26,354
Margin	68.1%		69.8%		69.1%
Food and beverage revenues	$72,473	6.4%	$68,084	13.2%	$60,144
Food and beverage expenses	48,343	9.8%	44,032	14.0%	38,613
Margin	33.3%		35.3%		35.8%
Other revenues	$16,775	(8.7)%	$18,378	3.8%	$17,710
Other expenses	12,550	(12.5)%	14,344	3.8%	13,821
Selling, general and administrative expenses	$65,095	5.5%	$61,701	3.7%	$59,511
Percent of net revenues	22.7%		23.1%		25.2%

Casino

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include the Race and Sports Books and Poker. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses.

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

Casino revenues increased 7.4% to $118.8 million for the year ended December 31, 2004 as compared to $110.6 million for the year ended December 31, 2003. The increase in casino revenues is primarily due to the addition of new and more popular gaming devices and the conversion of a significant amount of our gaming devices to “ticket-in, ticket-out” technology. Table games revenues also increased by $1.1 million over the same twelve-month periods.

Casino revenues increased 14.1% to $110.6 million for the year ended December 31, 2003 as compared to $97.0 million for the year ended December 31, 2002. In 2003, management continued to focus on maximizing the profitability of slot machines by implementing ticket-in/ticket-out technology and installing more popular slot machines. Slot machine revenues also benefited from the expansion of the Casino marketing database, which resulted in more revenues from special events and promotions. Table games revenues also increased by $1.3 million due to an increase in the hold to 17.2% in 2003 from 16.6% in 2002.

Casino expenses increased 3.1% to $64.6 million for the year ended December 31, 2004 as compared to $62.6 million for the year ended December 31, 2003. Casino margins increased 2.3 percentage points over the same periods. The increase in casino expenses was mainly the result of increased employee benefit expenses, as well as an increase in the base gaming tax rate in August 2003.

Casino expenses increased 4.7% to $62.6 million for the year ended December 31, 2003 as compared to $59.8 million for the year ended December 31, 2002. Casino margins increased 5.1 percentage points over the same periods.

Hotel

Hotel revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per occupied room per day. “Occupancy percentage” defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

Hotel revenues increased 10.7% to $106.1 million for the year ended December 31, 2004 as compared to $95.8 million for the year ended December 31, 2003. The hotel occupancy percentage for the year ended December 31, 2004 was 97% as compared to 98% for the year ended December 31, 2003. Average daily room rates increased to $117 for the year ended December 31, 2004 as compared to $105 for the year ended December 31, 2003, resulting in the increase in hotel revenues. The increase in hotel revenues and average daily room rates is primarily due to an improvement in general economic conditions throughout 2004 and a higher demand for rooms in Las Vegas in general. Although demand was slightly improved over previous years, the presence of additional luxury inventory in Las Vegas affected the growth of average daily room rates and occupancy levels.

Hotel revenues increased 12.5% to $95.8 million for the year ended December 31, 2003 as compared to $85.2 million for the year ended December 31, 2002. The hotel occupancy percentage for the year ended December 31, 2003 was 98% as compared to 91% for the year ended December 31, 2002. Average daily room rates increased to $105 for the year ended December 31, 2003 as compared to $91 for the year ended December 31, 2002, resulting in the increase in hotel revenues. The increase in hotel occupancy was due primarily to increased marketing and higher demand for Las Vegas hotel rooms generally. As a result, Aladdin Gaming’s management was able to implement moderate price increases.

Hotel expenses increased 17.3% to $33.9 million for the year ended December 31, 2004 as compared to $28.9 million for the year ended December 31, 2003. Hotel margins decreased 1.7 percentage points over the same periods, respectively. The decrease in hotel margins was primarily due to increased employee benefit expenses and the addition of management fees paid to Starwood under the management contract.

Hotel expenses increased 9.7% to $28.9 million for the year ended December 31, 2003 as compared to $26.4 million for the year ended December 31, 2002. Hotel margins increased 0.7 percentage points over the same periods, respectively.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest.

Food and beverage revenues increased 6.4% to $72.5 million for the year ended December 31, 2004 as compared to $68.1 million for the year ended December 31, 2003. The average guest check increased to $24.66 for the year ended December 31, 2004 as compared to $22.61 for the year ended December 31, 2003. The increase in the average guest check was primarily due to selected price increases, particularly in the buffet.

Food and beverage revenues increased 13.2% to $68.1 million for the year ended December 31, 2003 as compared to $60.1 million for the year ended December 31, 2002. The average guest check decreased to $22.61 for the year ended December 31, 2003 as compared to $23.32 for the year ended December 31, 2002. The increase in food and beverage revenues was primarily due to price and volume increases at the buffet in 2003, which were driven by increased marketing and promotional efforts, and revenues from the Center Stage lounge, which opened in late 2002.

Food and beverage expenses increased 9.8% to $48.3 million for the year ended December 31, 2004 as compared to $44.0 million for the year ended December 31, 2003. Food and beverage margins decreased 2.0 percentage points over the same periods. The increase in food and beverage expenses was due to increased employee benefit expenses, as well as increases in selected food cost items.

Food and beverage expenses increased 14.0% to $44.0 million for the year ended December 31, 2003 as compared to $38.6 million for the year ended December 31, 2002. Food and beverage margins decreased 0.5 percentage points over the same periods.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 8.7% to $16.8 million for the year ended December 31, 2004 as compared to $18.4 million for the year ended December 31, 2003. The decrease in other revenues is primarily due to a decrease in entertainment revenue, which was the result of fewer performances in the TPA during 2004.

Other revenues increased 3.8% to $18.4 million for the year ended December 31, 2003 as compared to $17.7 million for the year ended December 31, 2002.

Other expenses decreased 12.5% to $12.6 million for the year ended December 31, 2004 as compared to $14.3 million for the year ended December 31, 2003. Other expenses increased 3.8% to $14.3 million for the year ended December 31, 2003 as compared to $13.8 million for the year ended December 31, 2002.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 5.5% to $65.1 million for the year ended December 31, 2004 as compared to $61.7 million for the year ended December 31, 2003. SG&A expenses as a percentage of net revenues decreased 0.4 percentage points over the same periods. The increase in SG&A expenses was primarily due to an increase in payroll and related expenses, as well as management and centralized services fees incurred under the Starwood Management Agreement beginning in September 2004. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A expenses to net revenues decreased.

SG&A expenses increased 3.7% to $61.7 million for the year ended December 31, 2003 as compared to $59.5 million for the year ended December 31, 2002. SG&A expenses as a percentage of net revenues decreased 2.1 percentage points over the same periods.

Depreciation and Amortization

Depreciation and amortization expense decreased 82.0% to $7.8 million for the year ended December 31, 2004 as compared to $43.5 million for the year ended December 31, 2003. Aladdin Gaming was not recording depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, the depreciation expense for the year ended December 31, 2004 was significantly less than in the prior year.

Depreciation and amortization expense decreased 33.0% to $43.5 million for the year ended December 31, 2003 as compared to $64.9 million for the year ended December 31, 2002, as a result of the cessation of depreciation resulting from the classification of assets held for sale on August 29, 2003.

Interest Expense, Net

Interest expense, net increased 91.6% to $19.1 million for the year ended December 31, 2004 as compared to $10.0 million for the year ended December 31, 2003. The increase in interest expense, net is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

Interest expense, net decreased 16.2% to $10.0 million for the year ended December 31, 2003 as compared to $11.9 million for the year ended December 31, 2002. In 2003, Aladdin Gaming made adequate protection payments of $16.2 million to various creditors pursuant to orders of the Bankruptcy Court. Most of these payments were made in respect of Aladdin Gaming’s pre- petition obligations to its secured creditors under both its bank credit facility and its gaming equipment term loan, and under capital leases for certain non-gaming furniture, fixtures and equipment (“FF&E”). The payments in 2003 were allocated between interest and principal on the gaming equipment term loan and the capital leases for non-gaming FF&E on a pro-rata basis. Contractual interest related to pre-petition bank credit facility obligations totaled $92.7 million in 2003.

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

During the year ended December 31, 2004, the Aladdin generated cash flows from operating activities of approximately $63.4 million. We also had restricted cash and cash equivalents of approximately $96.2 million, which is designated to be used for costs associated with the renovation of the Aladdin to the PH Resort.

Our primary cash requirements for 2005 are expected to include (i) up to approximately $100 million in capital expenditures related to the renovation project, (ii) approximately $9.0 million for maintenance capital expenditures and (iii) up to approximately $27.1 million in interest payments on our debt.

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

Off Balance Sheet Arrangements

As of December 31, 2004, we do not have any off balance sheet arrangements. We have not entered into any transactions with special purposes entities, nor have we engaged in any derivative transactions.

Commitments and Contractual Obligations

The following table summarizes our scheduled commitments and contractual obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
	(In thousands)
Long-term debt(a)	$3,768	$11,421	$19,092	$24,285	$451,716	$290,081
Sheraton hotel management contract(b)	6,930	6,834	8,103	8,340	8,674	182,478
Planet Hollywood licensing agreement(c)	—	—	3,636	3,742	3,892	81,881
Energy service consumption charges	1,140	1,140	1,140	1,140	1,140	11,400
Operating leases(d)	2,093	1,650	1,650	1,650	—	—
Employment agreements	1,894	1,728	1,598	331	—	—
Common Parking Area Use agreement(e)	5,120	5,120	5,120	5,120	5,120	731,555
Total	$20,945	$27,893	$40,339	$44,608	$470,542	$1,297,395

(a)           See Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          We pay management fees to Sheraton under the hotel management contract. These management fees are generally based on various percentages of our non-gaming revenues. See above under “Item 1. Business—Material Agreements—Sheraton Hotel Management Contract.” We will also pay Sheraton a centralized service fee, a portion of which is fixed and which is shown in the table above, and other de minimis charges which are included in the table above. Amounts are based on internal projections made by management.

(c)           Fees under the Planet Hollywood licensing agreement generally commence when we begin operating as the PH Resort and are based on a percentage of our non-gaming revenues. See “Item 1. Business—Material Agreements—Planet Hollywood Licensing Agreement.” Amounts are based on internal projections made by management.

(d)          Consists of leases for certain office and casino equipment.

(e)           Includes amounts paid for parking charges, as well as common area maintenance charges, which are estimates made by management based on current year expenses. The base fee is subject to a maximum 5% increase every five years.

Description of Certain Indebtedness

Credit Agreement

The Aladdin acquisition and the planned renovations were funded by the issuance of $510 million of secured notes to Aladdin Gaming’s secured creditors pursuant to a Credit Agreement. Our obligations under the Credit Agreement are secured by liens on all of our assets, including a mortgage on our real property, the Hotel, the Casino and the TPA, and security interests in our accounts receivable, inventory, equipment and intangible assets, excluding the Timeshare Land. The Credit Agreement is guaranteed by MezzCo and MezzCo secured its guarantee by pledging its membership interests in OpBiz to the lenders. The Credit Agreement matures on August 31, 2010.

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. We simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of their lien on the Timeshare Land.

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

We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until August 31, 2007, our interest payment will not exceed our quarterly EBITDA, reduced by certain permitted deductions (as defined in the Credit Agreement), divided by a factor of 1.20. After August 31, 2007, our interest payment will not exceed our quarterly EBITDA, reduced by certain permitted reductions (as defined in the Credit Agreement). Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. We are also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

We are required to prepay amounts outstanding under the Credit Agreement:

•       with excess cash flow (as defined in the Credit Agreement) after certain permitted cash reserves are accumulated;

•       in scheduled quarterly amounts beginning after August, 31, 2006;

•       with certain amounts received in connection with the development of the Timeshare Land adjacent to the Desert Passage (as defined in the underlying agreement);

•       with an amount equal to the difference between what should have been spent on renovation capital expenditures and what was actually spent thereon if (i) an aggregate amount of $72.0 million is not spent on renovation capital expenditures by August 31, 2006, or (ii) an aggregate amount of $81.0 million is not spent on renovation capital expenditures by February 28, 2007 or (iii) an aggregate amount of $90.0 million is not spent on renovation capital expenditures by August 31, 2007; and

•       with the proceeds of certain asset sales.

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

The Credit Agreement contains customary events of default, including a change of control of OpBiz, the occurrence of a default under the terms of any indebtedness of MezzCo, a default by us under the hotel management contract or termination of Sheraton as the manager of the Hotel (unless we replace Sheraton with another approved manager within 30 days of such termination), a default or termination of the Planet Hollywood license agreement and certain defaults under the agreements with Boulevard Invest or Northwind.

The Credit Agreement includes warrants entitling the lenders to 2.5% of the fully diluted membership interests in EquityCo at a price equal to the price paid by the principals of EquityCo. BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a liquidity event or distribution (such as through the sale of the hotel/casino); a public sale of equity securities of EquityCo, MezzCo, or OpBiz; or payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise.

As of December 31, 2004, the estimated fair value of the warrants was approximately $0.1 million.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of December 31, 2004, the MezzCo financing is recorded net of the unamortized balance of the put warrants of approximately $4.3 million. The estimated fair value of the warrants was approximately $4.1 million as of December 31, 2004, and the additional interest expense associated with the change in market value of the warrants was approximately $113,000 for the year then ended.

Energy Services Agreement

Northwind, a third party, owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. We have assumed the energy service agreement, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $500,000 per month.

Risk Factors

Our plans and business are subject to the following risks:

Risks Related to the Aladdin Renovation

Our renovation budget is only an estimate and actual costs may exceed the budget.

The final plans and specifications for the renovation of the Aladdin have not been finalized. We currently estimate that renovation costs will be about $100 million. While we believe that the budget is reasonable, the costs are an estimate and actual costs may be higher than expected. Construction projects like the proposed renovations to the Aladdin entail significant risks, including:

•       unanticipated cost increases;

•       unforeseen engineering, environmental and/or geographical problems;

•       shortages of materials or skilled labor;

•       work stoppages; and

•       weather interference.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost of the renovations, delay or prevent the renovations or otherwise affect the design and features of the PH Resort. We cannot assure you that the actual renovation costs will not exceed the budgeted amounts. Failure to complete the renovations within our budget may negatively affect our financial condition and results of operations.

We may not be able to fund cost overruns.

We do not have commitments for funding in excess of $100 million and we cannot assure you that such funding, if necessary, will be available on acceptable terms and conditions. In addition, substantially all of our internally generated funds, other than cash reserves permitted under the Credit Agreement, will be used to pay interest and principal under the Credit Agreement. The terms of the Credit Agreement do not allow us to use our cash reserves to fund the planned renovations. If we experience cost overruns or other events or circumstances that would cause us to require funding in excess of the existing capital commitments, we might not be able to complete the renovations or execute the business plans for the PH Resort.

Renovations to the Aladdin may disrupt our operations.

We intend to operate the Hotel and Casino under the Aladdin name during renovations. We intend to conduct the renovations in phases and otherwise attempt to reduce disruption to our business to the extent practicable. However, we cannot assure you that the renovation process will not result in a decrease in Hotel occupancy or use of the Casino, either of which would have a negative impact on our results of operations.

The Planet Hollywood brand has not historically been associated with hotels or casinos.

Planet Hollywood is a franchisor of themed restaurants and related retail shops. In the past, the Planet Hollywood brand has not been associated with hotels or casinos. We cannot assure you that customers will be attracted to a Planet Hollywood-themed resort such as the PH Resort. In addition, Planet Hollywood filed for Chapter 11 bankruptcy protection in October 1999 and emerged in May 2000. Planet Hollywood subsequently filed for Chapter 11 bankruptcy protection in October 2001 and emerged in March 2003. We do not know what effect, if any, Planet Hollywood’s bankruptcy proceedings might have on the general perception of the Planet Hollywood brand or the PH Resort.

OpBiz may need limited approvals from Boulevard Invest to carry out certain of the planned renovations.

Boulevard Invest has agreed to allow OpBiz to change the name of the Aladdin to the PH Resort, to re-theme the Aladdin from its current Arabian-based theme to a Planet Hollywood theme and to develop the vacant property adjacent to the Desert Passage. Boulevard Invest has also agreed to amend the reciprocal use agreements governing the operation and maintenance of the Hotel, Casino, TPA, Showroom, Desert Passage and parking facility accordingly. However, Boulevard Invest may have limited approval rights to portions of the renovation plans that involve changes to the physical structure of the Desert Passage, changes to the physical structure of the Hotel, Casino or TPA that could affect the Desert Passage and other changes that could adversely affect the Desert Passage. We cannot assure you that Boulevard Invest will approve of such portions of our final plans and specifications, if any. Failure of Boulevard Invest to give any required approvals might cause us to delay or modify our planned renovations.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial results.

We have $510 million of indebtedness under the Credit Agreement ($496 million after making the $14 million cash payment to Aladdin Gaming’s secured creditors), approximately $33.6 million of indebtedness under the Energy Service Agreement and approximately $91.7 million of indebtedness incurred by MezzCo. The indebtedness under the Credit Agreement is secured by a first lien on all of the assets of OpBiz and a pledge of MezzCo’s equity interest in OpBiz.

The Credit Agreement provides that substantially all of our excess cash flow (as defined in the Credit Agreement) will be used to pay down indebtedness of OpBiz after OpBiz establishes a $30 million cash reserve from operating cash flow. Therefore, we will have limited cash flow available to fund working capital, capital expenditures permitted under the Credit Agreement and other general corporate activities and to make distributions to our owners, other than limited distributions to pay interest and principal on indebtedness of MezzCo, and distributions to pay income taxes. Our substantial indebtedness could also have the following additional consequences:

•       limit our ability to obtain additional financing in the future;

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit flexibility in planning for, or reacting to, changes in our business and industry; and

•       place us at a disadvantage compared to less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our future cash flows may not be sufficient to meet our debt obligations.

Our ability to make payments on our indebtedness depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow will depend upon many factors, some of which are beyond our control, including:

•       demand for our services;

•       economic conditions generally, as well as in Nevada and within the casino industry;

•       competition in the hotel and casino industries;

•       legislative and regulatory factors affecting our operations and business; and

•       our ability to hire and retain employees at a reasonable cost.

We cannot assure you that we will generate cash flow from operations in an amount sufficient to make payments on our indebtedness or to fund other liquidity needs. Our inability to generate sufficient cash flow would have a material adverse effect on our financial condition and results of operations. In addition, if we are not able to generate sufficient cash flow to service our indebtedness, we may need to refinance or restructure our indebtedness, sell assets, reduce or delay capital investment, or seek to raise additional capital. If we cannot implement one or more of these alternatives, we may not be able to meet our payment obligations under our indebtedness.

The Credit Agreement imposes restrictions on our operations.

The Credit Agreement imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

•       incur additional debt or refinance existing debt;

•       create liens or other encumbrances;

•       make distributions with respect to our, or our subsidiaries’, equity (other than distributions for tax obligations) or make other restricted payments;

•       make investments, capital expenditures, loans or other guarantees;

•       sell or otherwise dispose of our assets; and

•       merge or consolidate with another entity.

The Credit Agreement contains certain financial covenants, including minimum levels of EBITDA, a minimum ratio of EBITDA to cash interest expense and a maximum ratio of indebtedness to EBITDA.

Our failure to comply with the covenants contained in the Credit Agreement, including as a result of events beyond our control, could result in an event of default.

If there were an event of default under one of our debt instruments, the holders of the indebtedness under the Credit Agreement could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments. It is likely that, if the defaulted debt is accelerated, our assets and cash flow will not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under the Credit Agreement, the lenders under the Credit Agreement could proceed against the collateral securing that indebtedness.

Risks Related to Our Business

We have no operating history.

We were formed to acquire, operate and renovate the Aladdin. While the Aladdin has a history of operations, we do not. Consequently, we cannot assure you that our planned renovations to the Aladdin and transformation of the Aladdin into the PH Resort will attract the number and type of Hotel and Casino customers and other visitors we desire or whether we will be able to achieve our objective to improve the profitability of the Aladdin.

We will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks, and the other risks described in this Form 10-K, as compared to a company with an established business. If we are not able to manage these risks successfully, our results of operations could be negatively affected.

We are dependent upon Planet Hollywood’s entertainment industry relationships and the efforts and skills of the senior management of OpBiz.

Our ability to maintain our competitive position will be dependent to a large degree on our ability to leverage Planet Hollywood’s celebrity and entertainment industry relationships and to hire and retain experienced senior management, including marketing and operating personnel. Whether the PH Resort becomes a venue for entertainment industry events will be highly dependent on Planet Hollywood’s entertainment industry relationships and the efforts and skill of our marketing personnel in brand management and their ability to attract celebrities and entertainment industry personalities to the PH Resort. If we are unable to leverage Planet Hollywood’s relationships within the entertainment industry or to hire and retain experienced senior management, our business may be significantly impaired.

We may not be able to retain qualified senior management.

We will need to retain qualified senior management personnel for the Casino and for certain key financial positions such as chief financial officer. We believe that the pool of experienced gaming and other personnel is limited and competition to recruit and retain gaming and other personnel is intense. We cannot assure you that we will be able to retain a sufficient number of qualified senior managers for our planned operations.

Our managers, officers and key employees may not obtain applicable gaming licenses.

Our managers, officers and certain key employees are required to file applications with the Nevada Gaming Authorities and may be required to be approved by the Nevada Gaming Authorities. If the Nevada Gaming Authorities were to find an officer, manager or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.

We will face intense competition from other hotel casino resorts in Las Vegas.

There is intense competition in the gaming industry. Competition in the Las Vegas area has increased over the last several years as the result of significant increases in hotel rooms, casino size and convention, trade show and meeting facilities. Moreover, this growth is presently continuing and is expected to continue.

Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. We compete with a large number of other hotels and motels located in and near Las Vegas, as well as other resort destinations. Many of our competitors have established gaming operations and may have greater financial and other resources than we do.

We cannot assure you that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of hotel casino resorts or the appeal of the features offered by the Aladdin, and to be offered by the PH Resort, could impair our financial condition and results of operations. Further, the design and amenities of the PH Resort may not appeal to customers. Customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt the attractions and amenities offered at the PH Resort to address these new trends.

We face competition from gaming operations outside Las Vegas.

We compete with other hotel casino facilities elsewhere in Nevada and in Atlantic City, riverboat gaming facilities in other states, hotel casino facilities elsewhere in the world, Internet gaming, state lotteries and other forms of gaming. Certain states recently have legalized, and others may legalize, casino gaming in specific areas, and casino-style gaming on Native American tribal lands is growing and could become a significant competitive force. In particular, the expansion of Native American gaming in California could have a negative impact on our results of operations.

Expansion of gaming activities in other areas could significantly harm our business. In particular, the legalization of casino gaming in or near areas from which we intend to attract customers could have a substantial negative effect on our business. In addition, new or renovated casinos in Asia could reduce the number of Asian customers who would otherwise visit Las Vegas.

We are entirely dependent upon OpBiz for all of our cash flow.

We do not currently expect to have material assets or operations other than our investment in OpBiz. OpBiz conducts substantially all of our operations and owns substantially all of our assets. Consequently, our cash flow depends on the cash flow of OpBiz and the payment of funds to us by OpBiz in the form of loans, distributions or otherwise, which payments are either restricted or prohibited without the consent of OpBiz’s lenders. Given that our operations only focus on one property in Las Vegas, we are subject to greater degrees of risk than a gaming company with multiple operating properties. Material risks include:

•       a decrease in gaming and non-gaming activities at the PH Resort;

•       a decline in the number of visitors to Las Vegas;

•       local economic and competitive conditions;

•       an increase in the cost of electrical power as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•       changes in local and state governmental laws and regulations, including gaming laws and regulations; and

•       natural and other disasters.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments on our indebtedness and to make distributions to our owners.

The gaming industry is highly regulated and we are required to adhere to various regulations and maintain our licenses to continue operations.

The operation of the PH Resort is contingent upon the receipt and maintenance of various regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to acquire and operate a facility is extensive. Failure to obtain or maintain the necessary approvals could prevent or delay all or part of the renovations to the Aladdin or otherwise affect the design and features of the PH Resort.

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in the operations of the Aladdin or the PH Resort. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

Our employees could join unions.

In December 2004, a majority of the employees of the Aladdin who could be represented by the culinary union, requested union representation. Negotiations between management of OpBiz and the culinary union commenced on March 1, 2005. Continued unionization efforts, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Because we own real property, we are subject to environmental regulation.

We may incur costs and expend funds to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, OpBiz, as the owner of the property on which the PH Resort will be situated, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, OpBiz could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use the property.

Energy price increases could adversely affect our costs of operations and our revenues.

We use significant amounts of electricity, natural gas and other forms of energy. While Las Vegas Strip properties have not recently experienced significant energy shortages, substantial increases in the cost of electricity in the western United States would negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of any energy price increase, but this impact could be material. In addition, higher energy and gasoline prices may result in reduced visits to Las Vegas.

Acts of terrorism, as well as other factors affecting discretionary consumer spending, have impacted our industry and may harm our operating results and our ability to insure against certain risks.

The terrorist attacks of September 11, 2001 had an immediate negative impact on travel and leisure expenditures, including lodging, gaming and tourism, and ongoing terrorist and war activities have occasionally had a negative effect on our industry. As a destination whose primary customers arrive by air, Las Vegas is vulnerable to consumer concerns about travel in general, and particularly flying. We cannot predict the extent to which ongoing terrorist and war activities may affect us. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States may reduce a willingness on the part of the general public to travel with the result that our operations will suffer.

In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, may negatively impact our business. Adverse changes in factors affecting discretionary spending could reduce customer demand for the gaming, dining and entertainment activities we will offer, thus imposing practical limits on pricing and harming our operations.

Partly as a consequence of the events of September 11, 2001 and the threat of similar events in the future, premiums for a variety of insurance products have increased sharply, and some types of insurance coverage are no longer available. Although we will endeavor to obtain and maintain insurance covering extraordinary events that could affect our operations, conditions in the marketplace have made it prohibitive for us to maintain insurance against losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect the Aladdin, or following our planned renovations, the PH Resort, we would likely suffer a substantial loss.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations will be affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of our customers, could result in fewer customers visiting the Aladdin or, following our planned renovations, the PH Resort, which would adversely affect our revenues.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at December 31, 2004 would increase the annual interest cost by approximately $3.8 million.

The following table provides information about our long-term debt at December 31, 2004 (see also “Description of Certain Indebtedness” above):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Term Loan A notes	August 2010	$ 500,000	$ 486,000	$ 481,140
Term Loan B notes	August 2010	10,000	10,202	10,202
Mezzanine Financing	August 2011	87,000	91,734	91,734
Energy Services Agreement	March 2018	33,862	33,570	33,570
Total long-term debt		$ 630,862	$ 621,506	$ 616,646

The following table provides information about the scheduled maturities of our financial instruments that are sensitive to changes in interest rates:

	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands, except interest)
Long-Term Debt:
Fixed-rate	$ 1,268	$ 1,421	$ 1,592	$ 1,785	$ 2,001	$ 290,081	$ 298,148
Average interest rate	11.44%	11.46%	11.47%	11.48%	11.49%	15.61%	15.48%
Variable-rate	$ 2,500	$ 10,000	$ 17,500	$ 22,500	$ 449,715	$ —	$ 502,215
Average interest rate	6.43%	7.04%	7.22%	7.60%	7.94%	—	7.93%

We currently do not utilize any hedging instruments, interest rate swaps or other forms of derivatives to manage interest rate risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers of BH/RE, LLC

We have audited the accompanying consolidated balance sheets of BH/RE, LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2004 and for the period from March 31, 2003 (date of formation) through December 31, 2003. Our audit also included the financial statement schedule in the Index of Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BH/RE, LLC and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from March 31, 2003 (date of formation) through December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG Llp
Las Vegas, Nevada
March 28, 2005

Report of Independent Registered Public Accounting Firm

To Reorganized Aladdin Gaming, LLC

We have audited the accompanying consolidated statements of operations and cash flows of Aladdin Gaming, LLC (a Nevada limited liability company) and subsidiaries (the “Predecessor”) for the eight months ended August 31, 2004 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aladdin Gaming, LLC and subsidiaries for the eight months ended August 31, 2004 and the years ended December 31, 2003 and 2002, in conformity with U.S. genrally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
January 31, 2005

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,016	$—
Receivables, net	12,626	—
Inventories	2,489	—
Prepaid expenses	5,253	—
Deposits and other current assets	3,258
Total current assets	60,642	—
Property and equipment, net	494,781	—
Restricted cash and cash equivalents	96,199	10,061
Deferred acquisition costs	—	3,225
Other assets, net	11,761	—
Total assets	$663,383	$13,286
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,268	$—
Accounts payable	2,095	—
Accrued payroll and related	10,652	—
Accrued interest payable	6,498	—
Accrued taxes	2,500	—
Accrued expenses	8,123	—
Deposits	4,040	—
Other current liabilities	4,386	—
Due to affiliates	1,887	13,008
Total current liabilities	41,449	13,008
Long-term debt, less current portion	584,814	—
Other long-term liabilities	4,375	—
Total liabilities	630,638	13,008
Commitments and contingencies
Minority interests	19,132	1,509
Members’ equity:
Member’s equity	21,500	—
Accumulated deficit	(7,887)	(1,231)
Total members’ equity	13,613	(1,231)
Total liabilities and members’ equity	$663,383	$13,286

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

		For the period from March 31, 2003 (Date of Formation)	Predecessor Information
	Year Ended December 31, 2004	through December 31, 2003	Eight Months Ended August 31, 2004	Year Ended December 31, 2003	Year Ended December 31 2002
Operating revenues:
Casino	$41,068	$—	$77,774	$110,642	$96,969
Hotel	34,407	—	71,705	95,836	85,151
Food and beverage	23,242	—	49,231	68,084	60,144
Other	5,813	—	10,962	18,378	17,710
Gross revenues	104,530	—	209,672	292,940	259,974
Promotional allowances	(8,389)	—	(18,783)	(26,400)	(23,590)
Net revenues	96,141	—	190,889	266,540	236,384
Operating costs and expenses:
Casino	17,295	—	47,257	62,626	59,824
Hotel	12,892	—	21,010	28,913	26,354
Food and beverage	19,880	—	28,463	44,032	38,613
Other	3,422	—	9,128	14,344	13,821
Selling, general and administrative	24,162	—	40,933	61,701	59,511
Depreciation and amortization	7,814	—	—	43,495	64,929
Preopening expenses	1,684	1,283	—	—	—
Impairment of long-lived assets	—	—	1,732	29,478	—
	87,149	1,283	148,523	284,589	263,052
Operating income (loss)	8,992	(1,283)	42,366	(18,049)	(26,668)
Other income (expense):
Interest income (expense), net	(16,525)	61	(2,541)	(9,953)	(11,883)
Minority interest income (expense)	877	(9)	—	—	—
Reorganization costs	—	—	(6,647)	(12,103)	(10,604)
	(15,648)	52	(9,188)	(22,056)	(22,487)
Pre-tax income (loss)	(6,656)	(1,231)	33,178	(40,105)	(49,155)
Provision (benefit) for income taxes	—	—	—	—	—
Net income (loss)	$(6,656)	$(1,231)	$33,178	$(40,105)	$(49,155)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)
For the period from March 31, 2003 (Date of Formation)
through December 31, 2004
(amounts in thousands)

			Total
	Equity	Accumulated	Member’s
	Contributions	Deficit	Equity
Balances, March 31, 2003	$—	$—	$—
Net loss	—	(1,231)	(1,231)
Balances, December 31, 2003	—	(1,231)	(1,231)
Member contributions	21,500	—	21,500
Net loss	—	(6,656)	(6,656)
Balances, December 31, 2004	$21,500	$(7,887)	$13,613

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

		For the Period from March 31, 2003 (Date of Formation)	Predecessor Information
	Year Ended December 31,	through December 31,	Eight Months Ended August 31,	Year Ended December 31,	Year Ended December 31,
	2004	2003	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(6,656)	$(1,231)	$33,178	$(40,105)	$(49,155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,814	—	—	43,496	63,779
Amortization of debt discount and issuance costs	503	—	—	—	1,150
Minority interest	17,623	1,509	—	—	—
Impairment of long-lived assets	—	—	1,732	29,478	—
Loss on sale of assets	—	—	—	—	89
Reorganization items:
Professional fees	—	—	2,433	10,576	9,205
Management retention expense	—	—	2,139	1,925	1,602
Loss on extinguishment of pre-petition debt	—	—	—	(20)	(2)
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	(111)	(876)	(211)
Changes in assets and liabilities:
Receivables, net	(12,626)	—	2,216	1,449	4,581
Inventories and prepaid expenses	(7,742)	—	2,686	603	(2,404)
Other assets	(6,928)	—	951	(434)	79
Accounts payable	2,095	—	(3,729)	(6,312)	586
Accrued expenses and other current liabilities	38,086	—	(5,830)	(281)	(4,605)
Net cash provided by operating activities before cash payments for reorganization items	32,169	278	35,665	39,499	24,694
Cash payments for reorganization items:
Professional fees paid	—	—	(4,572)	(11,464)	(9,327)
Loss on extinguishment of pre-petition debt	—	—	—	20	2
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	111	875	211
Cash payments for reorganization items	—	—	(4,461)	(10,569)	(9,114)
Net cash provided by operating activities	32,169	278	31,204	28,930	15,580
Cash flows from investing activities:
Acquisition of Aladdin Resort and Casino, net of cash acquired	(466,409)	—	—	—	—
Construction contracts payable	—	—	—	(48)	—
Capital expenditures	(1,787)	—	(988)	(3,061)	(3,855)
Proceeds from sale of land, property and equipment	—	—	—	—	50
Restricted cash and cash equivalents	(86,138)	(10,061)	76	1,187	(2,718)
Other, net	—	—	—	—	—
Net cash used in investing activities	(554,334)	(10,061)	(912)	(1,922)	(6,523)
Cash flows from financing activities:
Member contributions	21,500	—	—	—	—
Borrowings under bank facilities, net	566,512	—	—	—	—
Payments under bank facility	(14,000)	—	(732)	(11,199)	(4,536)
Payments under CUP financing	(388)	—	—	—	—
Issuance of warrants	4,375	—	—	—	—
Debt issuance costs	(9,035)	—	—	—	—
Advances from affiliates	(13,008)	13,008	—	—	—
Deferred acquisition costs	3,225	(3,225)	—	—	—
Adequate protection payments—secured lenders	—	—	(33,450)	—	—
Adequate protection payments—GECC	—	—	(5,000)	—	—
Other, net	—	—	—	—	—
Net cash provided by (used in) financing activities	559,181	9,783	(39,182)	(11,199)	(4,536)
Cash and cash equivalents:		—
Increase (decrease) in cash and cash equivalents	37,016	—	(8,890)	15,809	4,521
Balance, beginning of period	—	—	38,240	22,431	17,910
Balance, end of period	$37,016	$—	$29,350	$38,240	$22,431
Supplemental cash flow disclosures:
Cash paid for interest	$2,914	$—	$2,573	$9,007	$11,787
Assumption of Central Utility Plant Obligation	$33,958	$—	$—	$—	$—
Non-cash preferred dividends	$—	$—	$—	$7,392	$27,377

On September 1, 2004, BH/RE acquired substantially all of the real and personal property of the Aladdin. In conjunction with the purchase, the assets and liabilities acquired were as follows:

Fair value of assets acquired	$545,114
Cash paid and debt assumed	518,354
Liabilities assumed	$26,760

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. As of December 31, 2004, 50% of BH/RE’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and will begin a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino (the “PH Resort”). In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel that comprise a portion of the PH Resort.

BH/RE is a Nevada limited-liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. Bay Harbour Management is an investment management firm. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the terms of the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been allocated to the underlying assets acquired and liabilities assumed. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (“Timeshare Land”). On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), whereby OpBiz has agreed to sell approximately four acres of the Timeshare Land to Westgate, who plans to develop, market, manage and sell timeshare units on the land. The Credit Agreement also requires that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

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

The following is a summary of the total consideration in the Aladdin acquisition (amounts in thousands):

Issuance of long-term debt, net of discount	$477,000
Assumption of energy service obligation	33,958
Transaction costs	7,396
Total purchase consideration	$518,354

In order to assist us in assigning values of assets acquired and liabilities assumed in the transaction, we obtained a third party valuation of significant identifiable intangible assets acquired, as well as other assets acquired and liabilities assumed.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of September 1, 2004 (amounts in thousands):

Current assets	$41,015
Property and equipment	499,686
Intangible assets	3,670
Other assets	743
Total assets acquired	545,114
Current liabilities	26,760
Purchase price	$518,354

The total intangible assets of $3.7 million will be amortized over their respective remaining useful lives and include a customer list valued at $2.7 million with a useful life at September 1, 2004 of approximately 4 years and a trade name valued at approximately $1.0 million with a useful life at September 1, 2004 of 1.5 years.

The following unaudited pro forma financial information for BH/RE has been prepared assuming the acquisition had occurred on the first day of the year ended December 31, 2004 and 2003 (amounts in thousands):

	2004	2003
Net revenues	$287,030	$266,540
Operating income (loss)	51,358	(19,332)
Net income (loss)	26,522	(41,336)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. The pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the years ended December 31, 2004 and 2003, or of future results.

Plan of Operations

OpBiz is currently conducting a renovation project which, when complete, will transform the Aladdin into the PH Resort. In connection with the proposed renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton, a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel that comprise a portion of the pre-renovation PH Resort.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $96.2 million at December 31, 2004, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin. Restricted cash and cash equivalents totaled approximately $10.1 million at December 31, 2003.

Accounts Receivable

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

Property and Equipment

Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	39.5 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s consolidated balance sheets as of December 31, 2004 are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the amount derived from the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net totaled approximately $8.5 million as of December 31, 2004. No debt issuance costs were incurred as of December 31, 2003.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name on its consolidated balance sheets at December 31, 2004. The customer list was valued at approximately $2.7 million at the time of purchase and at December 31, 2004, had a net book value of approximately $2.5 million. The trade name was valued at approximately $1.0 million at the time of purchase and at December 31, 2004, had a net book value of approximately $0.8 million. The customer list and trade name will be amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the year ended December 31, 2004, was approximately $0.2 million for each of the intangible assets.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants in an effort to provide further consideration to the purchasers of membership interests in EquityCo and MezzCo. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing”.

Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

		For the period
		from March 31,
		2003
		(Date of	Predecessor Information
	Year	Formation)	Eight months
	ended December 31,	through December 31,	ended August 31,	Year ended December 31,
	2004	2003	2004	2003	2002
Rooms	$902	$—	$2,208	$3,476	$3,056
Food and beverage	4,571	—	10,251	10,051	9,044
Other	512	—	579	1,806	1,539
Total cost of promotional allowances	$5,985	—	$13,038	$15,333	$13,639

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash or complimentary goods and services. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.9 million and $0 as of December 31, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.2 million and $0 for the year ended December 31, 2004 and the period from March 31, 2003 (Date of Formation) through December 31, 2003, respectively. Advertising costs for Aladdin Gaming totaled approximately $4.2 million, $8.1 million and $8.6 million for the eight months ended August 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

Income Taxes

The consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly-owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Preopening Costs

BH/RE accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Membership Interests

As of December 31, 2004, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or receives a majority of the entity’s residual returns or both. BH/RE has adopted FIN 46 and has determined that all variable interest entities that it has an interest in at December 31, 2004 do not require consolidation under the provisions of FIN 46, as BH/RE is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

In December 2004, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation (revised December 2004),” to eliminate the alternative use of the intrinsic value method of accounting for transactions in which an entity obtains employee services in share-based payment transactions under APB Opinion No. 25 that was provided in SFAS No. 123 as originally issued. The revision is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of the revision is not expected to have a material impact on the consolidated financial statements of BH/RE.

3.   RECEIVABLES

Accounts receivable consist of the following at December 31, 2004 (in thousands):

Casino	$5,712
Hotel	7,735
Other	1,433
14,880
Allowance for doubtful accounts	(2,254)
Receivables, net	$12,626

There were no accounts receivable at December 31, 2003.

4.   PROPERTY AND EQUIPMENT

The assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts consist of the following at December 31, 2004 (in thousands):

Land	$97,979
Buildings and improvements	367,234
Furniture, fixtures and equipment	35,172
Construction in progress	1,787
502,172
Accumulated depreciation	(7,391)
Property and equipment, net	$494,781

There were no property and equipment balances at December 31, 2003 for BH/RE. Depreciation expense was approximately $7.4 million for the year ended December 31, 2004. BH/RE recorded no depreciation expense for the period from March 31, 2003 (Date of Formation) through December 31, 2003. Depreciation expense for Aladdin Gaming totaled approximately $0, $43.3 million and $62.7 million for the eight months ended August 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Any amortization of assets under capital leases is included within the reported depreciation expense.

5.   ACCRUED EXPENSES

Accrued expenses consist of the following at December, 31, 2004 (in thousands):

Accrued slot club points	$1,900
Accrued Central Utility Plant charges	1,287
Accrued acquisition costs	796
Accrued legal fees	701
Accrued slot participation fees	643
Accrued utilities	540
Other accrued expenses	2,256
Accrued expenses	$8,123

There were no accrued expenses at December 31, 2003 for BH/RE.

6.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at December, 31, 2004 (in thousands):

Outstanding chips and tokens	$1,852
Advance commissions	1,245
Advance ticket sales	421
Future sports bets	417
Other current liabilities	451
Other current liabilities	$4,386

There were no other current liabilities at December 31, 2003 for BH/RE.

7.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2004 (in thousands):

Term Loan A—$500 million senior notes	$486,000
Term Loan B—$10 million senior notes	10,202
Mezzanine senior secured subordinated notes	91,734
Northwind Aladdin obligation under capital lease	33,570
Total long-term debt	621,506
Term A debt discount, net	(31,162)
MezzCo warrants, net	(4,262)
Current portion of long-term debt	(1,268)
Total long-term debt, net	$584,814

There were no long-term debt balances at December 31, 2003 for BH/RE.

Credit Agreement

The Aladdin acquisition and the planned renovations were funded by the issuance of $510 million of secured notes to Aladdin Gaming’s secured creditors pursuant to a Credit Agreement. OpBiz’s obligations under the Credit Agreement are secured by liens on all of its assets, including a mortgage on its real property, the Hotel, the Casino and the Theater for the Performing Arts (“TPA”), and security interests in its accounts receivable, inventory, equipment and intangible assets, excluding the Timeshare Land. The Credit Agreement will be guaranteed by MezzCo and MezzCo will secure its guarantee by pledging its membership interests in OpBiz to the lenders. The Credit Agreement matures on August 31, 2010.

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. BH/RE simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of the lien on the Timeshare Land.

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

OpBiz pays interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until August 31, 2007, OpBiz’s interest payment will not exceed its quarterly EBITDA, reduced by certain permitted reductions (as defined in the Credit Agreement) , divided by a factor of 1.20. After August 31, 2007, OpBiz’s interest payment will not exceed its quarterly EBITDA, reduced by certain permitted reductions (as defined in the Credit Agreement). Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when OpBiz pays off the Term Loan B notes. OpBiz is also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

OpBiz is required to prepay amounts outstanding under the Credit Agreement:

•       with excess cash flow (as defined in the Credit Agreement) after certain permitted cash reserves are accumulated;

•       in scheduled quarterly amounts beginning after August, 31, 2006;

•       with certain amounts received in connection with the development of the Timeshare Land adjacent to the Desert Passage (as defined in the underlying agreement);

•       with an amount equal to the difference between what should have been spent on renovation capital expenditures and what was actually spent thereon if (i) an aggregate amount of $72.0 million is not spent on renovation capital expenditures by August 31, 2006, or (ii) an aggregate amount of $81.0 million is not spent on renovation capital expenditures by February 28, 2007 or (iii) an aggregate amount of $90.0 million is not spent on renovation capital expenditures by August 31, 2007; and

•       with the proceeds of certain asset sales.

In particular, after OpBiz accumulates certain permitted cash reserves, OpBiz is required to pay 100% of its excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if OpBiz meets certain targeted ratios of total debt to EBITDA, or leverage ratios, for any two consecutive fiscal quarters.

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

The Credit Agreement includes warrants entitling the lenders to 2.5% of the fully diluted membership interests in EquityCo at a price equal to the price paid by the principals of EquityCo. BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a liquidity event or distribution (such as through the sale of the hotel/casino); a public sale of equity securities of EquityCo, MezzCo, or OpBiz; or payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise.

As of December 31, 2004, the estimated fair value of the warrants was approximately $0.1 million.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests, equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of December 31, 2004, the MezzCo financing is recorded net of the unamortized balance of the put warrants of approximately $4.3 million. The estimated fair value of the warrants was approximately

$4.1 million as of December 31, 2004, and the additional interest expense associated with the change in market value of the warrants was approximately $113,000 for the year then ended.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. OpBiz has assumed the energy service agreement, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $500,000 per month.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of BH/RE’s long-term debt are as follows (in thousands):

Years ending December 31,
2005	$3,768
2006	11,421
2007	19,092
2008	24,285
2009	451,716
Thereafter	290,081
800,363
Term A debt discount, net	(31,162)
Put warrants, net	(4,262)
Total	$764,939

Fair Value of Long-Term Debt

The estimated fair value of BH/RE’s long-term debt at December 31, 2004 was approximately $616.7 million, compared to the carrying value of approximately $621.5 million, based on the quoted market price of the Term Loan A notes.

8.   MEMBERSHIP INTERESTS

The non-voting interests in BH/RE are owned 40.75% by BHCH I, 18.50% by BHCH II and 40.75% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood.

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. OpBiz is a wholly owned subsidiary of EquityCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $0.9 million for the year ended December 31, 2004.

BH/RE has the option to purchase all of Starwood’s membership interests in EquityCo if OpBiz is entitled to terminate the hotel management contract between OpBiz and Sheraton (see Note 9) as a result of a breach by Sheraton. Starwood can require EquityCo to purchase all of its membership interests in EquityCo if the hotel management contract is terminated for any reason other than in accordance with its terms or as the result of a breach by Sheraton. In addition, BH/RE and Starwood entered into a registration rights agreement with respect to their membership interests in EquityCo.

9.   RELATED PARTY TRANSACTIONS

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

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. As of December 31, 2004, no licensing fees have been paid to Planet Hollywood for the use of its trademarks and service marks.

In addition to being a manager of BH/RE, Mr. Earl is the chief executive officer and chairman of the board of directors of Planet Hollywood. Similarly, Mr. Teitelbaum is a manager of BH/RE and a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $0.8 million for the year ended December 31, 2004. No such fees were incurred prior to 2004.

10.   INCOME TAXES

The consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies taxed as partnerships for federal income tax purposes. MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly-owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss (“NOL”) carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The income tax benefit from continuing operations consists of the following for the year ended December 31, 2004 (amounts in thousands):

Current	$—
Deferred	—
Total income tax benefit	$—

The income tax benefit differs from that computed at the federal statutory corporate tax rate for the year ended December 31, 2004 as follows (amounts in thousands):

	Amount	Percent
Pre-tax income at U.S. statutory rate	$(2,329)	35.0%
Tax attributable to pass-through entities	282	(4.2)
Permanent differences	57	(0.9)
Tax credits, net of current addback	(106)	1.6
Valuation allowance	2,096	(31.5)
Effective tax rate	$—	—%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows at December 31, 2004 (amounts in thousands):

Deferred tax assets:
Accruals	$1,392
Depreciation	729
Reserves for doubtful accounts	789
Amortization	126
FICA tip credit	146
Other	152
Valuation allowance	(2,096)
Total deferred tax assets	$1,238
Deferred tax liabilities:
Prepaid expenses	$1,238
Total deferred tax liabilities	$1,238
Net deferred tax assets and liabilities	$—

At December 31, 2004, OpBiz has a general business credit carryforward of approximately $146,000 that expires in 2024. MezzCo and OpBiz recorded a valuation allowance at December 31, 2004 relating to recorded tax benefits because all benefits are more likely than not to be unrealized.

11.   COMMITMENTS AND CONTINGENCIES

Litigation

BH/RE is not currently a party to any material legal proceedings.

Operating Leases

OpBiz leases certain real property, furniture and equipment. The leases are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

At December 31, 2004, aggregate minimum rental commitments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following (in thousands):

Years ending December 31,
2005	$2,093
2006	1,650
2007	1,650
2008	1,650
2009	—
Thereafter	—
Total	$7,043

Rental expense amounted to approximately $0.4 million for the year ended December 31, 2004, and $0 for the period from March 31, 2003 (Date of Formation) through December 31, 2003. Rental expense for Aladdin Gaming totaled approximately $0.9 million for the eight months ended December 31, 2004, and $1.3 million for the years ended December 31, 2003 and 2002.

Timeshare Purchase Agreement

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz has agreed to sell approximately 4 acres of land adjacent to the Aladdin to Westgate, who plans to develop, market, manage and sell timeshare units on the land. Under the Timeshare Purchase Agreement, OpBiz will receive fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out.

Theater Lease

On December 16, 2004, OpBiz entered into a long-term lease agreement whereby SFX Entertainment, Inc. d/b/a Clear Channel Entertainment (“CCE”) will be renovating and leasing certain theaters and related areas located at the Aladdin. CCE will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

12.   EMPLOYEE BENEFIT PLANS

401K Plan

OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees’ contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $1.1 million for the years ended December 31, 2004, 2003 and 2002.

Health Insurance Plan and Self-Funded Employee Health Care Insurance Program

OpBiz maintains a qualified employee health insurance plan covering all employees who work in a full-time capacity. The plan, which is self-funded by OpBiz with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents.

OpBiz’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported.

At December 31, 2004 and 2003, OpBiz’s estimated liabilities for all unpaid and incurred but not reported claims totaled approximately $2.7 million and $0, respectively.

13.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Pre-tax income (loss)	Net income (loss)
	(In thousands)
Year ended December 31, 2004:
First Quarter(a)	$73,357	$18,615	$16,119	$16,119
Second Quarter(a)	71,262	17,304	13,757	13,757
Third Quarter(a)	69,229	8,167	1,406	1,406
Fourth Quarter(b)	72,932	7,121	(4,993)	(4,993)
Year ended December 31, 2003:
First Quarter(c)	$67,293	$5,021	$1,198	$1,198
Second Quarter(a)	65,930	(7,280)	(12,705)	(12,705)
Third Quarter(a)	64,630	(5,715)	(9,804)	(9,804)
Fourth Quarter(a)	68,687	(11,357)	(20,024)	(20,024)

(a)           Includes the combined operating results of BH/RE, LLC and its subsidiaries and Aladdin Gaming, LLC.

(b)          Includes the operating results of BH/RE, LLC and its subsidiaries.

(c)           Includes the operating results of Aladdin Gaming, LLC.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. We did not change our accountants during the year ended December 31, 2004. BH/RE is utilizing the services of the same accountants that were employed by Aladdin Gaming.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Prior to August 31, 2004, we were a development stage company and as such, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, were developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures implemented at such time. Since the closing of the acquisition of the Aladdin, a system of disclosure controls and procedures has been put in place that our management, including our Chief Executive Officer and Chief Financial Officer, believe include disclosure controls and procedures that are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our managers, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our managers do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTUIVE OFFICERS OF THE REGISTRANT

The members of the board of managers and executive officers of BH/RE and its subsidiaries are as follows:

Name	Age	Position
Robert Earl	53	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Douglas P. Teitelbaum	39	Manager of BH/RE and EquityCo , Co-Chairman of OpBiz
Michael V. Mecca	56	President and Chief Executive Officer of OpBiz
Donna Lehmann	35	Chief Financial Officer of OpBiz and Treasurer of BH/RE
Mark S. Helm	34	Senior Vice President, General Counsel and Secretary of OpBiz
Michael A. Belletire	58	Manager of OpBiz
Jess M.Ravich	47	Manager of OpBiz
Theodore W. Darnall	47	Manager of EquityCo and OpBiz
Thomas M. Smith	52	Manager of OpBiz

Robert Earl.   Mr. Earl has been a manager of BH/RE since its formation in March 2003. Mr. Earl has over 31 years experience in the restaurant industry. Mr. Earl is the founder of Planet Hollywood and has been the chief executive officer and a member of the board of directors of Planet Hollywood and its predecessors since 1991. In November 1998, Mr. Earl was elected chairman of the board of directors of Planet Hollywood. Planet Hollywood filed voluntary petitions for relief under the Bankruptcy Code in October 1999 and October 2001.

Douglas P. Teitelbaum.   Mr. Teitelbaum has been a manager of BH/RE since its formation in March 2003. Mr. Teitelbaum is the co-owner and a managing principal of Bay Harbour Management, an SEC-registered investment management firm focusing on investments in distressed securities, as well as acquiring and restructuring distressed companies. Mr. Teitelbaum joined Bay Harbour Management in 1996 as a principal and co-portfolio manager. Prior to joining Bay Harbour Management, Mr. Teitelbaum was a managing director at Bear, Stearns & Co. Inc. in the high yield and distressed securities department. Mr. Teitelbaum currently serves on the board of directors of Planet Hollywood, Telcove and the American Jewish Congress.

Michael V. Mecca.   Mr. Mecca has been the president and chief executive officer of OpBiz since May 2003. Mr. Mecca has over 30 years of experience in the hotel and gaming industries, including 13 years in various management positions with the predecessor to Caesars Entertainment, Inc. From April 2001 to April 2003, he was the vice president and general manager of Green Valley Ranch Resort Casino in Henderson, Nevada. From February 1999 to April 2001, Mr. Mecca served as the chief operating officer of Greektown Casino in Detroit, Michigan. From December 1997 to January 1999, Mr. Mecca held the positions of chief operating officer of Ramparts International and vice president and general manager of Mandalay Bay Resort & Casino in Las Vegas, Nevada. From March 1994 to December 1997, Mr. Mecca managed the development of the Crown Casino in Melbourne, Australia, one of the largest casinos in the world.

Donna Lehmann.   Ms. Lehmann has been the chief financial officer of OpBiz and treasurer of BH/RE since the purchase of the Aladdin on September 1, 2004. She was the vice president of finance for Aladdin Gaming, LLC from July 2001 until August 31, 2004. Prior to joining the Aladdin, Ms. Lehmann was Controller for Ethel M. Chocolates (a subsidiary of M&M Mars, Inc.) from June 2000 until July 2001. She was a senior auditor with Arthur Andersen LLP from January 1998 to June 2000 and is a Certified Public Accountant in Nevada.

Mark S. Helm.   Mr. Helm has been the senior vice president, general counsel and secretary of OpBiz since November 2004. Prior to joining OpBiz, Mr. Helm was in-house counsel for Planet Hollywood and its subsidiaries from 1995 until October of 2004 and served as vice president, general counsel and secretary of Planet Hollywood from January 2000 until October of 2004. Mr. Helm is a member of the Florida Bar and maintains an In-House Counsel designation with the Nevada Bar.

Michael A. Belletire.   Mr. Belletire has served as manager of OpBiz since October 2004. Mr. Belletire owns and operates his own management services firm, BMA Consulting, where he served as gaming regulatory and financial advisor to the secured Senior Lender Group to Aladdin Gaming until September 2004. From 1995 through 1999, he was the chief executive/staff director of the Illinois Gaming Board. Prior to 1995, Mr. Belletire served in several executive management positions with the State of Illinois.

Jess M. Ravich.   Mr. Ravich has served as a manager of EquityCo and OpBiz since October 2004. Mr. Ravich is the chairman and chief executive officer of Libra Securities, LLC (“Libra”), a Los Angeles based investment banking firm that focuses on capital raising and financial advisory services for middle market corporate clients and the sales and trading of debt and equity securities for institutional investors. Prior to founding Libra in 1991, Mr. Ravich was an executive vice president at Jefferies & Co., Inc. and a senior vice president at Drexel Burnham Lambert. He also serves on the board of directors of Cherokee Inc. and Continental AFA Dispensing Company. Mr. Ravich is on the undergraduate executive board of the Wharton School and the board of trustees of the Archer School for Girls.

Theodore W. Darnall.   Mr. Darnall has served as manager of EquityCo and OpBiz since October 2004. Mr. Darnall has 29 years of experience in the hotel industry, including serving as president, Starwood Real Estate for Starwood Hotels & Resorts Worldwide since his appointment to that position in August 2002. Mr. Darnall has also served as president, North America Division and executive vice president, Operations, North America since joining Starwood Lodging Corp. in 1996 as Chief Operating Officer. Prior to joining Starwood, Mr. Darnall was with Interstate Hotels Corporation for more than 14 years.

Thomas M. Smith.   Mr. Smith was appointed to the board of managers of OpBiz in March 2005. Mr. Smith has more than ten years of senior level management experience in hotel operations. He is a senior vice president of Starwood Hotels and Resorts Worldwide (HOT) Real Estate Group. Prior to joining Starwood in 1998, Mr. Smith was a managing director with CIGNA Corporation’s Real Estate Investment Division, where he was responsible for hotel real estate investments for eleven years.

As OpBiz is our operating subsidiary, the information provided below discusses the board of managers of OpBiz (the “Board”).

Meetings of the Board of Managers

The Board met one time between September 1, 2004 and December 31, 2004. The Board has a standing Audit Committee, Compensation Committee, Compliance/Credit Committee, Executive Committee and a Renovation Committee. During 2004, none of the members of the Board attended less than 75% of the meetings that the Board held, or the total number of meetings held by all committees of the Board on which various members served. The current members of each of the Board’s committees are listed below.

The Audit Committee

The Board has a separately designated standing Audit Committee that was established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The current members of the Audit Committee are Jess M. Ravich, Michael A. Belletire and Michael V. Mecca. Mr. Ravich serves as Chairman of the Audit Committee.

The Audit Committee meets periodically with BH/RE’s independent auditors, management, internal auditors and legal counsel to discuss accounting principles, financial and accounting controls, the scope of the annual audit, internal controls, regulatory compliance and other matters. The Audit Committee also advises the Board on matters related to accounting and auditing and selects the independent auditors. The independent auditors and internal auditors have complete access to the Audit Committee without management present to discuss results of their audit and their opinions on adequacy of internal controls, quality of financial reporting and other accounting and auditing matters. The Audit Committee is currently in the process of drafting a written charter, which will outline its responsibilities.

The Board has determined that all Audit Committee members are financially literate and has also determined that Michael A. Belletire qualifies as an audit committee financial expert.

The Compensation Committee

The current members of the Compensation Committee are Douglas P. Teitelbaum, Robert Earl and Theodore W. Darnall. Each member of the Compensation Committee is an independent non-employee director. Mr. Teitelbaum serves as Chairman of the Compensation Committee.

The Compensation Committee reviews and takes action regarding terms of compensation, employment contracts and pension matters that concern officers and key employees. The responsibilities of the Compensation Committee are outlined in a written charter, which is filed as an exhibit to this Annual Report on Form 10-K.

The Compliance/Credit Committee

The current members of the Compliance/Credit Committee are Douglas P. Teitelbaum and Robert Earl. The Compliance/Credit Committee has the responsibility and authority to set policies for the establishment of the Gaming Compliance Program and the Credit Extension Program. The Gaming Compliance Program establishes policies and procedures to ensure that OpBiz remains in compliance with any and all gaming regulations. The Credit Extension Program establishes policies and procedures for extending credit to OpBiz’s gaming customers.

The Executive Committee

The current members of the Executive Committee are Douglas P. Teitelbaum and Robert Earl. The Executive Committee has the full power and authority to act for the Board between meetings in all matters on which the Board is authorized to act and where specific actions shall not have previously been taken by the Board unless (i) the Board has taken action restricting the authority of the Executive Committee to act; (ii) the action is the final approval of BH/RE’s annual budget or (iii) such action would require the consent of Starwood Nevada Holdings, LLC (as defined in the Second Amended and Restated Operating Agreement of EquityCo, LLC).

The Renovation Committee

The current members of the Renovation Committee are Douglas P. Teitelbaum and Robert Earl. The Renovation Committee has the authority to develop and implement the renovation capital expenditure budget for presentation and approval by the Board of Directors and, upon such approval, shall be further authorized to enter into and monitor any and all contracts, agreements or arrangements and payments made in connection with the renovation of the Aladdin.

Code of Ethics

The Board is finalizing and will be adopting a code of ethics that will apply to all managers, officers (including the chief executive office and chief financial officer) and employees of BH/RE.

ITEM 11.         EXECUTIVE COMPENSATION

BH/RE currently pays no compensation to any of its managers who are directly or indirectly affiliated with BH/RE or Starwood. As BH/RE has no executive officers, the compensation of certain executive officers of OpBiz, our operating subsidiary, is set forth below.

Summary Compensation Table

The following table sets forth the compensation paid to the chief executive officer of OpBiz and other highly compensated executive officers during the fiscal years ended December 31, 2004 and 2003 to the extent that such persons were employed by OpBiz during such years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Year	Salary	Bonus	Compensation	Options	Compensation
Michael V. Mecca	2004	$468,407	$250,000	$54,443	$—	$—
President and Chief Executive	2003	277,444	250,000	—	—	—
Officer of OpBiz(1)(2)
Donna Lehmann	2004	$81,572	$75,000	$—	$—	$—
Chief Financial Officer of OpBiz(3)
Bruce B. Himelfarb	2004	$81,599	$35,000	$—	$—	$—
Senior Vice President of Casino Marketing(4)

(1)          Other annual compensation for Mr. Mecca consisted of an automobile allowance.

(2)          Mr. Mecca began employment with OpBiz in May 2003. Mr. Mecca’s employment agreement grants him an option to purchase up to 3% of the equity of MezzCo, vesting one-third annually beginning in April 2004. The exercise price for Mr. Mecca’s options is based on a current subscription valuation. Mr. Mecca has not exercised any options as of December 31, 2004.

(3)          Ms. Lehmann began employment with OpBiz in September 2004. Ms. Lehmann’s employment agreement grants her with an option to purchase 0.3% of the equity of MezzCo, vesting one-third annually beginning September 1, 2005. Ms. Lehmann’s options carry a strike price based on a $100 million equity value.

(4)          Mr. Himelfarb began employment with OpBiz in September 2004. Mr. Himelfarb’s employment agreement grants him an option to purchase up to 0.25% of the equity of MezzCo, vesting one-third annually beginning August 23, 2005. Mr. Himelfarb’s options carry a strike price based on a $100 million equity value.

Compensation of Board

Members of the Board who are not directly or indirectly affiliated with BH/RE or Starwood receive annual compensation of $75,000, which is paid in quarterly installments. All managers are reimbursed for expenses connected with attendance at meetings of the Board.

Option/SAR Grants

BH/RE has not issued options or appreciation rights to any of its managers or executive officers. There were no options or SAR grants during the fiscal year ended December 31, 2004. Notwithstanding the foregoing, certain of our subsidiaries have issued options to our managers and executive officers.

Aggregated Option/SAR Exercises in 2004 and Option/SAR Values at December 31, 2004

The following table sets forth certain information regarding options to acquire equity interests in Mazz Co held by the president and chief executive officer of OpBiz at December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN 2004
AND OPTION/SAR VALUES AT DECEMBER 31, 2004

Name	Number of Securities Underlying Options/SARs Exercised	Value Realized	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004 Exercisable/ Unexercisable		Value of Unexercised In-The-Money Options/SARs at December 31, 2004 Exercisable/ Unexercisable
Michael V. Mecca	—	$—	—	/(1)	$	—/$—

Michael V. Mecca Employment Agreement

Mr. Mecca serves as OpBiz’s president and chief executive officer under an employment agreement that expires in May 2008. The employment agreement automatically renews for successive five-year terms unless either party elects not to renew at least 90 days prior to the end of a term. OpBiz pays Mr. Mecca a base salary of $450,000 per year, subject to annual upward adjustments beginning in April 2005. OpBiz pays Mr. Mecca a performance bonus determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. If OpBiz terminates the employment agreement other than for cause, Mr. Mecca will be entitled to receive 12 months of his then-base salary. In addition, if the employment agreement is terminated for any reason other than by OpBiz for cause, Mr. Mecca will be entitled to receive all accrued but unpaid bonuses through the date of termination. The agreement provides Mr. Mecca with an option to purchase up to 3% of the equity of MezzCo at the exercise price described above, vesting one-third annually. Mr. Mecca has granted OpBiz a right of first refusal with respect to any proposed sales of his equity interests in MezzCo.

Donna Lehmann Employment Agreement

Ms. Lehmann serves as the chief financial officer of OpBiz and treasurer of BH/RE under an employment agreement that expires on September 1, 2005. If Ms. Lehmann remains employed by OpBiz after her employment agreements expires, any such employment will be on an at-will basis unless she and OpBiz agree in writing to extend the terms of her agreement. OpBiz pays Ms. Lehmann a base salary of

$250,000 per year, subject to annual upward adjustments at a minimum of 5% per annum, beginning September 1, 2005. Ms. Lehmann was paid a one-time transition bonus of $75,000 in 2004 for her transition from vice president of finance for Aladdin Gaming to her current position with OpBiz. She will receive an annual discretionary bonus of up to 50% of her annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides Ms. Lehmann with an option to purchase up to 0.3% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on September 1, 2005.

Bruce B. Himelfarb Employment Agreement

Mr. Himelfarb serves as the senior vice president of casino marketing for OpBiz under an employment agreement that expires on August 23, 2007. If Mr. Himalfarb remains employed by OpBiz after his employment agreement expires, any such employment will be on an at-will basis unless he and OpBiz agree in writing to extend the terms of his agreement. OpBiz will pay Mr. Himelfarb a base salary of $250,000 during the first year, $275,000 during the second year and $300,000 during the third year of his agreement. He will receive an annual discretionary bonus of up to 50% of his annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors; however, his bonus for the period ending December 31, 2004 cannot be les than $35,000 and his bonus for the 2005 and 2006 calendar years cannot be less than $100,000. The agreement provides Mr. Himelfarb with an option to purchase up to 0.25% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on August 23, 2005.

Mark S. Helm Employment Agreement

Mr. Helm serves as senior vice president, general counsel and secretary of OpBiz under an employment agreement that expires on November 2, 2007. If Mr. Helm remains employed by OpBiz after his employment agreements expires, any such employment will be on an at-will basis unless he and OpBiz agree in writing to extend the terms of his agreement. OpBiz pays Mr. Helm a base salary of $215,000 per year, subject to annual upward adjustments. He will receive an annual discretionary bonus of up to 50% of his annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides Mr. Helm with an option to purchase up to 0.2% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on November 2, 2005.

The Compensation Committee

The current members of the Compensation Committee are Douglas P. Teitelbaum, Robert Earl and Theodore W. Darnall. Each member of the Compensation Committee is an independent non-employee director. Mr. Teitelbaum serves as Chairman of the Compensation Committee.

The Compensation Committee reviews and takes action regarding terms of compensation, employment contracts and pension matters that concern officers and key employees. The responsibilities of the Compensation Committee are outlined in a written charter, which is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the beneficial ownership of BH/RE’s voting and equity membership interests and OpBiz’s membership interests as of March 1, 2005 by:

•       each member of the board of managers of BH/RE;

•       the chief executive officer; and

•       BH/RE’s board of managers and executive officers as a group.

In addition, the table below sets forth, as of March 1, 2005, the beneficial ownership of each person known by BH/RE to be the beneficial owner of more than five percent of its voting membership interests, which is the only class of voting securities of BH/RE.

Unless otherwise indicated, each person listed in the table below has sole voting and investment power over the percentage of voting and equity membership interests listed opposite such person’s name.

	BH/RE		OpBiz
Name	Percent of Voting Membership Interests	Percent of Equity Membership Interests	Percent of Economic Membership Interests(4)
Douglas P. Teitelbaum(1),(2)	50.00%	—	—
Robert Earl(2),(3)	50.00%	—	—
Starwood Nevada Holdings	—	—	15.0%
BH Casino and Hospitality LLC I	—	40.75%	34.64%
BH Casino and Hospitality LLC II	—	18.50%	15.72%
OCS Consultants, Inc	—	40.75%	34.64%
All members of the BH/RE board of managers and BH/RE executive officers as a group (2 persons)	100.00%	100.00%	100.00%

(1)          The address for Mr. Teitelbaum is 885 Third Avenue, 34th Floor, New York, New York 10022. Mr. Teitelbaum beneficially owns all of the equity membership interests beneficially owned by BH Casino and Hospitality I and II because Mr. Teitelbaum is the sole manager of BH Casino and Hospitality I and II. Mr. Teitelbaum disclaims beneficial ownership of such equity membership interests, except to the extent of his pecuniary interest therein.

(2)          All of the outstanding membership interests of OpBiz are held by MezzCo and, in turn, all of the outstanding membership interests of MezzCo are held by EquityCo. EquityCo is owned 85% by BH/RE and 15% by Starwood. Because OpBiz and MezzCo are both single member limited liability companies and their respective operating agreements provide that the sole member of each entity has full, exclusive and complete discretion in the management and control of the entity, the board of managers of EquityCo directly or indirectly controls the management and affairs of MezzCo and OpBiz. Under its operating agreement, EquityCo is managed by a three-member board of managers, which includes two BH/RE appointees, Mr. Teitelbaum and Mr. Earl, and one Starwood appointee, Mr. Darnall. Because all actions of the EquityCo board of managers must be approved by majority vote, except certain actions which require unanimous approval, BH/RE can direct the voting and disposition of the membership interests of MezzCo owned by EquityCo and, in turn, the membership interests of OpBiz owned by MezzCo. Mr. Teitelbaum and Mr. Earl, individually and through their respective affiliates, own 100% of BH/RE. All actions of BH/RE require the approval of both Mr. Teitelbaum and Mr. Earl. Consequently, Mr. Teitelbaum and Mr. Earl share voting and investment power over the membership interests of MezzCo owned by EquityCo and, in turn, the membership interests of OpBiz owned by MezzCo, and therefore are deemed to beneficially own such membership interests. Mr. Teitelbaum and Mr. Earl both disclaim beneficial ownership of the membership interests of EquityCo owned by Starwood.

(3)          The address for Mr. Earl is 7598 West Sand Lake Road, Orlando, Florida 32819. Mr. Earl beneficially owns all of the equity membership interests beneficially owned by OCS because OCS is wholly owned and controlled by Mr. Earl.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Transactions with Planet Hollywood

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

In addition to being a manager of BH/RE, Mr. Earl is the chief executive officer and chairman of the board of directors of Planet Hollywood. Similarly, Mr. Teitelbaum is a manager of BH/RE and a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Transaction with Starwood

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to Ernst & Young LLP, our principal independent auditors, during 2004 for audit and non-audit services:

Audit Fees	$156,800
Audit-Related Fees	257,700
Tax Fees	—
All Other Fees	—
Total	$414,500

Ernst & Young LLP did not provide any services related to financial information systems and design and implementation during the year ended December 31, 2004, “Audit Fees” include fees incurred for the 2004 annual audit and the reviews of the 2004 Forms 10-Q. “Audit-Related Fees” include fees paid for costs related to the acquisition of the Aladdin and review of gaming regulations and controls.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. If the pre-approval authority is delegated to one or more members of the Audit Committee, such pre-approval must be presented to the Audit Committee at its next scheduled meeting for ratification.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial statements (including related notes to Consolidated Financial Statements) filed as Item 8 in Part II of this report are listed below:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Years ended December 31, 2004, 2003, and 2002—
Consolidated Statements of Operations
Consolidated Statements of Members’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)	(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expense	Accounts written off (recovered)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31,:
2003	$—	$—	$—	$—
2004	$—	$(3,575)	$1,321	$(2,254)

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)	(3) Exhibits

Exhibit Number	Description
2.1	Purchase and Sale Agreement dated April 23, 2003, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
2.2

First Amendment to Purchase and Sale Agreement dated August 31, 2004, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated herein by reference to the Company’s Form 8-K filed on August 31, 2004)

3.1	Articles of Organization of BH/RE, L.L.C., as amended (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
3.2	Amended and Restated Operating Agreement of BH/RE, L.L.C. dated March 26, 2004 (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
3.3	Amendment to Amended and Restated Operating Agreement of BH/RE, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
3.4	Amended and Restated Operating Agreement of EquityCo, L.L.C. dated April 23, 2003 (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

3.5	Second Amended and Restated Operating Agreement of EquityCo, L.L.C. dated August, 31, 2004 (Incorporated herein by reference to the Company’s Form 8-K filed on August 31, 2004)
4.1

Form of Amended and Restated Loan and Facilities Agreement by and among OpBiz, L.L.C., the lenders party thereto and BNY Asset Solutions LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

4.2

Amended and Restated Loan Facilities Agreement dated August 31, 2004, by and among OpBiz, L.L.C., the lenders party thereto and The Bank of New York, Asset Solutions Division (Incorporated herein by reference to the Company’s Form 8-K filed on August 31, 2004)

4.3	Form of Senior Secured Promissory Note (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
4.4	Form of Warrant to Purchase Membership Interests of MezzCo, L.L.C. (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.1

Planet Hollywood Hotel & Casino Licensing Agreement dated May 3, 2003, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.2

Amended and Restated Planet Hollywood Hotel & Casino Licensing Agreement dated August 9, 2004, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated herein by reference to the Company’s Form 8-K filed on August 31, 2004)

10.3	Management Contract dated April 23, 2003, by and between Sheraton Operating Corporation and OpBiz, L.L.C. (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.4

Agreement by and between Starwood Nevada Holding LLC, Sheraton Operating Corporation, BH/RE, L.L.C., EquityCo, L.L.C. and OpBiz, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.5	Securities Purchase Agreement among MezzCo, L.L.C. and the Purchasers named therein, dated August 9, 2004 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.6

Investor Rights Agreement by and among MezzCo, L.L.C., The Mezzanine Investors named therein and the other signatories thereto, dated August 9, 2004 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.7	Order Granting Motion to Approve Settlement Agreement with Aladdin Bazaar, LLC, filed August 6, 2003 (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.8

Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, by and among Aladdin Gaming, LLC, Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC; (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.9

Amendment and Ratification of Construction, Operation and Reciprocal Easement Agreement, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC; (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.10

Second Amendment of Construction, Operation and Reciprocal Easement Agreement, effective March 31, 2003, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.11

Memorandum of Amendment and Ratification of REA, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC; (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.12

Findings of Fact and Conclusions of Law Re: Aladdin Bazaar, LLC’s Motion for Payment of Administrative Expense, or in the Alternative, for an Order Setting a Deadline for Debtor to Assume or Reject Common Area Parking Agreement, filed October 8, 2002 (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.13	Common Parking Area Use Agreement, dated February 26, 1998, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.14

Traffic Control Improvements Cost Participation Agreement Commercial Development, dated June 7, 2000, by and between Aladdin Gaming, LLC and Clark County, Nevada (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.15

Order Granting Motion to (i) Approve Settlement Agreement and Releases Respecting Central Utility Plant Litigation and (ii) Assume Certain Agreements Respecting the Central Utility Plant, filed December 10, 2002 (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.16	Energy Service Agreement, dated September 24, 1998, between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.17	Amendment and Agreement, dated September 25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.18	Second Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.19	Third Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.20	Energy Services Coordination Agreement, dated May 28, 1999, by and among Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.21	Timeshare Purchase Agreement, dated December 10, 2004, between Westgate Resorts, Ltd. and OpBiz, L.L.C.
10.22

Subordination, Non-Disturbance and Attornment Agreement and Consent, dated as of June 7, 1999, by and among The Bank of Nova Scotia, Northwind Aladdin, LLC, Aladdin Gaming, LLC, State Street Bank and Trust Company, Aladdin Music, LLC and Aladdin Music Holdings, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.23	Lease, dated December 3, 1997, by and between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.24	Employment Agreement dated April 11, 2003, by and among OpBiz, L.L.C., Michael Mecca, Robert Earl and Doug Teitelbaum (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.25	Letter Agreement dated July 13, 2004, by and among MezzCo. L.L.C., OpBiz, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2004)

10.26	Employment Agreement dated September 1, 2004, by and between OpBiz, L.L.C. and Donna Lehmann
10.27	Employment Agreement dated November 2, 2004, by and between OpBiz, L.L.C. and Mark S. Helm
10.28	Employment Agreement dated August 9, 2004, by and between OpBiz, L.L.C. and Bruce Himelfarb
21.1	List of Subsidiaries of BH/RE, L.L.C.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert Earl
31.3	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert Earl
32.3	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum
99.1	OpBiz, L.L.C. Compensation Committee Charter

(b) Reports of Form 8-K
On March 11, 2005, the Company filed a Current Report on Form 8-K dated March 8, 2005, reporting items listed under Item 5.02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BH/RE, L.L.C.
April 14, 2005	By:	/s/ DONNA LEHMANN
Donna Lehmann
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT EARL	Manager of BH/RE and EquityCo	April 14, 2005
Robert Earl	and Co-Chairman of OpBiz
/s/ DOUGLAS P. TEITELBAUM	Manager of BH/RE and EquityCo	April 14, 2005
Douglas P. Teitelbaum	and Co-Chairman of OpBiz
/s/ MICHAEL V. MECCA	President and Chief Executive Officer of OpBiz	April 14, 2005
Michael V. Mecca	(Principal Executive Officer)
/s/ DONNA LEHMANN	Chief Financial Officer of OpBiz and Treasurer	April 14, 2005
Donna Lehmann	of BH/RE (Principal Financial and Accounting Officer)
/s/ MICHAEL A. BELLETIRE	Manager of OpBiz	April 14, 2005
Michael A. Belletire
/s/ JESS M. RAVICH	Manager of OpBiz	April 14, 2005
Jess M. Ravich