Form 10-Q
period 2005-03-31
BH RE LLC
filed 2005-05-16
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

________________________

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,485	$37,016
Receivables, net	14,239	12,626
Inventories	2,194	2,489
Prepaid expenses	5,469	5,253
Deposits and other current assets	3,432	3,258
Total current assets	73,819	60,642

Property and equipment, net	491,269	494,781
Restricted cash and cash equivalents	94,542	96,199
Other assets, net	11,044	11,761
Total assets	$670,674	$663,383

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,304	$1,268
Accounts payable	2,283	2,095
Due to affiliates	3,352	1,887
Accrued expenses and other current liabilities	36,059	36,199
Total current liabilities	42,998	41,449

Long-term debt, less current portion	590,320	584,814
Other long-term liabilities	4,193	4,375
Total liabilities	637,511	630,638

Commitments and contingencies

Minority interests	19,194	19,132

Members’ equity:
Member’s equity	21,500	21,500
Accumulated deficit	(7,531)	(7,887)
Total members’ equity	13,969	13,613
Total liabilities and members’ equity	$670,674	$663,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

			Predecessor Information
	Three Months Ended March 31,
	2005	2004	2004

Operating revenues:
Casino	$32,913	$—	$29,389
Hotel	29,237	—	28,512
Food and beverage	19,319	—	18,903
Other	4,393	—	4,124
Gross revenues	85,862	—	80,928
Promotional allowances	(6,643)	—	(7,572)
Net revenues	79,219	—	73,356

Operating costs and expenses:
Casino	17,458	—	16,877
Hotel	9,056	—	7,512
Food and beverage	12,939	—	11,439
Other	2,342	—	3,434
Selling, general and administrative	17,500	—	15,193
Depreciation and amortization	5,870	—	—
Preopening expenses	—	286	—
	65,165	286	54,455

Operating income (loss)	14,054	(286)	18,901

Other income (expense):
Interest income (expense), net	(13,635)	25	(968)
Minority interest	(63)	(4)	—
Reorganization costs	—	—	(1,549)
	(13,698)	21	(2,517)

Pre-tax income (loss)	356	(265)	16,384
Benefit from income taxes	—	—	—
Net income (loss)	$356	$(265)	$16,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

			Predecessor Information
	Three Months Ended March 31,
	2005	2004	2004

Cash flows from operating activities:
Net income (loss)	$356	$(265)	$16,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,870	—	—
Amortization of debt discount and issuance costs	1,727	—	—
Minority interest	63	4	—
Changes in assets and liabilities:
Receivables, net	(1,613)	—	1,304
Inventories and prepaid expenses	79	—	841
Other assets	(174)	—	490
Accounts payable	188	—	(1,534)
Accrued expenses and other current liabilities	5,900	—	(515)
Net cash provided by (used in) operating activities	12,396	(261)	16,970
Cash flows from investing activities:
Capital expenditures	(2,013)	—	(514)
Restricted cash and cash equivalents	1,657	(25)	(40)
Advances from affiliates	—	1,557	—
Deferred acquisition costs	—	(1,271)	—
Net cash (used in) provided by investing activities	(356)	261	(554)
Cash flows from financing activities:
Payments under bank facility	—	—	(270)
Payments on CUP financing	(403)	—	—
Change in value of warrants	(168)	—	—
Adequate protection payments - secured lenders	—	—	(6,029)
Adequate protection payments - GECC	—	—	(1,875)
Net cash provided by (used in) financing activities	(571)	—	(8,174)
Cash and cash equivalents:
Increase in cash and cash equivalents	11,469	—	8,242
Balance, beginning of period	37,016	—	38,240
Balance, end of period	$48,485	$—	$46,482

Supplemental cash flow disclosures:
Cash paid for interest	$7,448	$—	$—

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

Interim Financial Statements

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2005 are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Pursuant to Rule 302 of Regulation S-X, the registrant has included condensed statements of operations and cash flows of the predecessor for the three-month period ended March 31, 2004.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below, as well as in the management’s discussion and analysis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $94.5 million and $96.2 million as of March 31, 2005 and December 31, 2004, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

Property and equipment are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated balance sheets as of March 31, 2005 are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net totaled approximately $8.2 million and $8.5 million as of March 31, 2005 and December 31, 2004, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name on its condensed consolidated balance sheets at March 31, 2005. The customer list was valued at approximately $2.7 million at the time of purchase and at March 31, 2005, had a net book value of approximately $2.3 million. The trade name was valued at approximately $1.0 million at the time of purchase and at March 31, 2005, had a net book value of approximately $0.6 million. The customer list and trade name will be amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the three months ended March 31, 2005, was approximately $0.2 million for each of the intangible assets.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants in an effort to provide further consideration to the purchasers of memberships interests in EquityCo and MezzCo. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

Revenue Recognition and Promotional Allowances

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

			Predecessor Information
	Three Months Ended March 31,
	2005	2004	2004
Rooms	$857	$—	$915
Food and beverage	2,463	—	2,812
Other	186	—	256
Total cost of promotional allowances	$3,506	$—	$3,983

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.5 million and $1.9 million as of March 31, 2005 and December 31, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.0 million and $0 for the three months ended March 31, 2005 and 2004, respectively for BH/RE and approximately $1.7 million for the three months ended March 31, 2004 for Aladdin Gaming.

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

Membership Interests

As of March 31, 2005, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or receives a majority of the entity’s residual returns or both. BH/RE has adopted FIN 46 and has determined that all variable interest entities that it has an interest in at March 31, 2005 do not require consolidation under the provisions of FIN 46, as BH/RE is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

3.                                      RECEIVABLES

Accounts receivable consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	unaudited
Casino	$5,553	$5,712
Hotel	10,330	7,735
Other	1,046	1,433
	16,929	14,880
Allowance for doubtful accounts	(2,690)	(2,254)
Receivables, net	$14,239	$12,626

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation amounts listed below are estimates made by management and consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	unaudited
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	35,284	35,172
Construction in progress	3,688	1,787
	504,185	502,172
Accumulated depreciation	(12,916)	(7,391)
Property and equipment, net	$491,269	$494,781

Depreciation expense was approximately $5.6 million and $7.4 million for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively for BH/RE. Aladdin Gaming was not recording depreciation expense in 2004, as the assets were classified as “held for sale”.

5.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	unaudited
Accrued payroll and related	$10,848	$10,652
Accrued interest payable	6,753	6,498
Advance deposits	3,881	4,040
Accrued gaming and related	3,519	4,395
Accrued taxes	3,132	2,500
Accrued and advance commissions	1,821	1,245
Accrued Central Utility Plant charges	1,140	1,287
Accrued advertising	781	354
Accrued acquisition costs	608	796
Other accrued expenses and current liabilities	3,576	4,432
Accrued expenses and other current liabilities	$36,059	$36,199

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	unaudited
Term Loan A - $500 million senior notes	$486,000	$486,000
Term Loan B - $10 million senior notes	10,368	10,202
Mezzanine senior secured subordinated notes	96,142	91,734
Northwind Aladdin obligation under capital lease	33,167	33,570
Total long-term debt	625,677	621,506
Term A debt discount, net	(29,805)	(31,162)
MezzCo warrants, net	(4,172)	(4,262)
EquityCo warrants	(76)	—
Current portion of long-term debt	(1,304)	(1,268)
Total long-term debt, net	$590,320	$584,814

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

The Credit Agreement includes warrants entitling the lenders to 2.5% of the fully diluted membership interests in EquityCo at a price equal to the price paid by the principals of EquityCo. BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo, or (iii) OpBiz; or payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise.

As of March 31, 2005, management estimated the fair value of the warrants to be approximately $0.1 million.  However, management is currently in the process of obtaining a third-party valuation of the warrants.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of March 31, 2005, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $4.2 million. The estimated fair value of the warrants was approximately $4.1 million at both March 31, 2005 and December 31, 2004, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood Management fees totaled approximately $3.1 million for the three months ended March 31, 2005.

9.                                      INCOME TAXES

The condensed consolidated financial statements include the operations of BH/RE and its controlled subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly-owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

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

At March 31, 2005, OpBiz has a general business credit carryforward of approximately $0.3 million that expires in 2024. MezzCo and OpBiz recorded a valuation allowance at March 31, 2005 relating to recorded tax benefits because all benefits are more likely than not to be unrealized.

10.                               COMMITMENTS AND CONTINGENCIES

Litigation

BH/RE is not currently a party to any material legal proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, as if there was no change in ownership of the Aladdin.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements of BH/RE and Aladdin Gaming, respectively, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in BH/RE’s Form 10 Registration Statement (File No. 000-50689) filed with the Securities and Exchange Commission on April 15, 2004 and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as, where appropriate, in the notes to the condensed consolidated financial statements.

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

Property and equipment are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants in an effort to provide further consideration to the purchasers of memberships interests in EquityCo and MezzCo. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

Revenue Recognition and Promotional Allowances

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

Membership Interests

As of March 31, 2005, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per share data required pursuant to SFAS No. 128 “Earnings Per Share” because we believe that such disclosures would not be meaningful to the financial statement presentation.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three months ended March 31, 2005 and 2004, respectively (dollars in thousands, unaudited). The amounts included in the balances for the three months ended March 31, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended March 31,		Percent
	2005	2004	Change
Net revenues	$79,219	$73,356	8.0%
Operating expenses:
Casino	17,458	16,877	3.4%
Hotel	9,056	7,512	20.6%
Food and beverage	12,939	11,439	13.1%
Other	2,342	3,434	(31.8)%
Selling, general and administrative	17,500	15,193	15.2%
Depreciation and amortization	5,870	—	100.0%
Preopening expenses	—	286	(100)%
Operating income	$14,054	$18,615	(24.5)%

Net revenues and overall operating results for the three months ended March 31, 2005 improved over that of the three months ended March 31, 2004 due to more effective operating efficiencies as a result of the purchase of the Aladdin by OpBiz, as well as an improvement in general economic conditions during the first quarter of 2005. The decrease in operating income was primarily due to depreciation not being recorded during the first eight months of 2004, while Aladdin Gaming was undergoing bankruptcy proceedings.

The following table highlights the various sources of our revenues and expenses for the three months ended March 31, 2005 and 2004 (dollars in thousands, unaudited). The amounts included in the balances for the three months ended March 31, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended March 31,		Percent
	2005	2004	Change
Casino revenues	$32,913	$29,389	12.0%
Casino expenses	17,458	16,877	3.4%
Margin	47.0%	42.6%	4.4%

Hotel revenues	$29,237	$28,512	2.5%
Hotel expenses	9,056	7,512	20.6%
Margin	69.0%	73.7%	(4.7)%

Food and beverage revenues	$19,319	$18,903	2.2%
Food and beverage expenses	12,939	11,439	13.1%
Margin	33.0%	39.5%	(6.5)%

Other revenues	$4,393	$4,124	6.5%
Other expenses	2,342	3,434	(31.8)%

Selling, general and administrative expenses	$17,500	$15,193	15.2%
Percent of net revenues	22.1%	20.7%	1.4%

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

Casino revenues increased 12.0% to $32.9 million for the three months ended March 31, 2005 as compared to $29.4 million for the three months ended March 31, 2004. The increase in casino revenues is primarily due to the addition of new and more popular gaming devices and the conversion of a significant amount of our gaming devices to “ticket-in, ticket-out” technology. Table games revenue for the three months ended March 31, 2005 increased by approximately $2.0 million compared to the three months ended March 31, 2004. The increase in table games revenue was due to an increase in win percentage to 18.8% from 16.4% for the three months ended March 31, 2005 and 2004, respectively.

Casino expenses increased 3.4% to $17.5 million for the three months ended March 31, 2005 as compared to $16.9 million for the three months ended March 31, 2004. The casino margin increased 4.4 percentage points in comparing the same three-month periods. The increase in casino expenses was mainly the result of an increase in gaming taxes and employee benefit expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

Hotel revenues increased 2.5% to $29.2 million for the three months ended March 31, 2005 as compared to $28.5 million for the three months ended March 31, 2004. Hotel occupancy percentages decreased 3.5 percentage points to 94.1% for the three months ended March 31, 2005 as compared to 97.6% for the three months ended March 31, 2004. Average daily room rates increased to $134 for the three months ended March 31, 2005, as compared to $126 for the three months ended March 31, 2004, resulting in increased hotel revenues. The increase in hotel revenues and average daily room rates are primarily due to an improvement in general economic conditions during the first quarter of 2005 and a higher demand for rooms in Las Vegas in general.

Hotel expenses increased 20.6% to $9.1 million for the three months ended March 31, 2005 as compared to $7.5 million for the three months ended March 31, 2004. Hotel margins decreased 4.7 percentage points over the same three-month periods. The decrease in hotel margins was primarily due to the commencement of management fees paid to Starwood under the management contract.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 2.2% to $19.3 million for the three months ended March 31, 2005 as compared to $18.9 million for the three months ended March 31, 2004. The average guest check increased to $22.60 for the three months ended March 31, 2005 as compared to $20.75 for the three months ended March 31, 2004, which resulted in increased food and beverage revenues. The increase in the average guest check was primarily due to selected price increases, particularly in banquets and the buffet.

Food and beverage expenses increased 13.1% to $12.9 million for the three months ended March 31, 2005 as compared to $11.4 million for the three months ended March 31, 2004. Food and beverage margins decreased 6.5 percentage points in comparing the same three-month periods. The increase in food and beverage expenses was due to increased employee benefit expenses, as well as the commencement of management fees paid to Starwood under the management contract.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 6.5% to $4.4 million for the three months ended March 31, 2005 as compared to $4.1 million for the three months ended March 31, 2004. The increase in other revenues is primarily due to increases in telephone and leased outlets revenue, which were offset somewhat by a decrease in entertainment revenue.

Other expenses decreased 31.8% to $2.3 million for the three months ended March 31, 2005 as compared to $3.4 million for the three months ended March 31, 2004. The decrease in other expenses is related to a decrease in contract entertainment costs as a result of fewer performances in the TPA during the first quarter of 2005.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 15.2% to $17.5 million for the three months ended March 31, 2005 as compared to $15.2 million for the three months ended March 31, 2004. SG&A expenses as a percentage of net revenues increased 1.4 percentage points in comparing the same three-month periods. The increase in SG&A expenses was primarily due to an increase in payroll and related expenses, as well as management and centralized services fees incurred under the Starwood Management Agreement, which took effect beginning in September 2004. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A expenses to net revenues decreased.

Depreciation and Amortization

Aladdin Gaming did not record depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, the depreciation expense for the three months ended March 31, 2005 are significantly greater than the same period in the prior year. Depreciation and amortization expense was approximately $5.9 million for the three months ended March 31, 2005.

Interest Expense, Net

Interest expense, net increased to $13.6 million for the three months ended March 31, 2005 as compared to $0.9 million for the three months ended March 31, 2004. The increase in interest expense, net is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

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

During the three months ended March 31, 2005, we generated cash flows from operating activities of approximately $12.4 million. We also had restricted cash and cash equivalents of approximately $94.5 million, which is designated to be used for costs associated with the renovation and retheming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2005 are expected to include (i) up to approximately $100 million in capital expenditures related to the renovation project, (ii) approximately $7.0 million for maintenance capital expenditures and (iii) up to approximately $32.4 million in interest payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz at closing and the working capital, including the cash that we acquired from Aladdin Gaming under the purchase agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for the first 12 months after the Aladdin acquisition. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE. The Credit Agreement allows OpBiz to make tax distributions.

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

We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until August 31, 2007, our interest payment will not exceed our quarterly EBITDA, reduced by certain permitted deductions (as defined in the Credit Agreement), divided by a factor of 1.20. After August 31, 2007, our interest payment will not exceed our quarterly EBITDA, reduced by certain permitted reductions (as defined in the Credit Agreement). Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. We are will also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

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

The Credit Agreement includes warrants entitling the lenders to 2.5% of the fully diluted membership interests in EquityCo at a price equal to the price paid by the principals of EquityCo. BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo, or (iii) OpBiz; or payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise.

As of March 31, 2005, management estimated the fair value of the warrants to be approximately $0.1 million.  However, management is currently in the process of obtaining a third-party valuation of the warrants.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (“Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at 16% per annum. Interest on the notes is payable in kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 28%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. The holders of warrants, and securities issued upon exercise thereof, have the right, starting in August 2008, to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of March 31, 2005, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $4.2 million. The estimated fair value of the warrants of approximately $4.1 million at March 31, 2005 and December 31, 2004, respectively.

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

Our acquisition of the Aladdin and planned operations are subject to a number of risks. Please refer to the discussion of “Risk Factors” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations – Risk Factors” in the Annual Report on Form 10-K, filed by BH/RE with the Securities and Exchange Commission on April 15, 2005.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at March 31, 2005 would increase the annual interest cost by approximately $3.8 million.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Prior to September 1, 2004, we were a development stage company and as such, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, were developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures implemented at such time. Since the closing of the acquisition of the Aladdin, a system of disclosure controls and procedures has been put in place that our management, including our Chief Executive Officer and Chief Financial Officer, believe include disclosure controls and procedures that are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our managers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS – None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

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

(b)                                 Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

May 16, 2005	By:	/S/ Donna Lehmann
Donna Lehmann
Chief Financial Officer