Form 10-Q
period 2005-06-30
BH RE LLC
filed 2005-08-15
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,672	$37,016
Receivables, net	11,815	12,626
Inventories	2,237	2,489
Prepaid expenses	4,846	5,253
Deposits and other current assets	5,489	3,258
Total current assets	77,059	60,642

Property and equipment, net	488,640	494,781
Restricted cash and cash equivalents	94,002	96,199
Other assets, net	11,275	11,761
Total assets	$670,976	$663,383

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,342	$1,268
Accounts payable	2,421	2,095
Due to affiliates	2,538	1,887
Accrued expenses and other current liabilities	40,220	36,199
Total current liabilities	46,521	41,449

Long-term debt, less current portion	595,400	584,814
Other long-term liabilities	4,210	4,375
Total liabilities	646,131	630,638

Commitments and contingencies

Minority interests	17,981	19,132

Members’ equity:
Member’s equity	21,500	21,500
Accumulated deficit	(14,636)	(7,887)
Total members’ equity	6,864	13,613
Total liabilities and members’ equity	$670,976	$663,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

			Predecessor
			Information
	Three Months Ended June 30,
	2005	2004	2004

Operating revenues:
Casino	$31,327	$—	$29,303
Hotel	28,727	—	26,929
Food and beverage	18,061	—	17,998
Other	3,128	—	3,929
Gross revenues	81,243	—	78,159
Promotional allowances	(5,870)	—	(6,897)
Net revenues	75,373	—	71,262

Operating costs and expenses:
Casino	17,156	—	16,983
Hotel	12,485	—	7,749
Food and beverage	12,519	—	10,553
Other	1,501	—	3,400
Selling, general and administrative	19,366	—	14,606
Depreciation and amortization	5,898	—	—
Preopening expenses	—	667	—
	68,925	667	53,291

Operating income (loss)	6,448	(667)	17,971

Other income (expense):
Interest income (expense), net	(13,783)	25	(945)
Minority interest	1,213	(4)	—
Loss on warrant valuation	(17)	—	—
Reorganization costs	—	—	(2,624)
	(12,587)	21	(3,569)

Pre-tax income (loss)	(6,139)	(646)	14,402
Provision for income taxes	(966)	—	—
Net income (loss)	$(7,105)	$(646)	$14,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

			Predecessor
			Information
	Six Months Ended June 30,
	2005	2004	2004

Operating revenues:
Casino	$64,240	$—	$58,692
Hotel	57,964	—	55,441
Food and beverage	37,380	—	36,901
Other	7,521	—	8,053
Gross revenues	167,105	—	159,087
Promotional allowances	(12,513)	—	(14,468)
Net revenues	154,592	—	144,619

Operating costs and expenses:
Casino	34,614	—	35,131
Hotel	21,541	—	15,272
Food and beverage	25,458	—	20,709
Other	3,843	—	6,836
Selling, general and administrative	36,866	—	29,797
Depreciation and amortization	11,768	—	—

Preopening expenses	—	954	—
	134,090	954	107,745

Operating income (loss)	20,502	(954)	36,874

Other income (expense):
Interest income (expense), net	(27,418)	50	(1,912)
Minority interest	1,150	(7)	—
Loss on warrant valuation	(17)	—	—
Reorganization costs	—	—	(4,173)
	(26,285)	43	(6,085)

Pre-tax income (loss)	(5,783)	(911)	30,789
Provision for income taxes	(966)	—	—
Net income (loss)	$(6,749)	$(911)	$30,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

			Predecessor
			Information
	Six Months Ended June 30,
	2005	2004	2004

Cash flows from operating activities:
Net income (loss)	$(6,749)	$(911)	$30,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,768	—	—
Amortization of debt discount and issuance costs	3,473	—	—
Minority interest	(1,150)	8	—
Change in value of warrants	(58)	—	—
Changes in assets and liabilities:
Receivables, net	811	—	2,178
Inventories and prepaid expenses	659	—	1,783
Deposits and other current assets	(2,231)	—	535
Deferred taxes	(935)	—	—
Accounts payable	326	—	(1,426)
Accrued expenses and other current liabilities	4,021	—	(342)
Net cash provided by (used in) operating activities	9,935	(903)	33,517
Cash flows from investing activities:
Capital expenditures	(4,953)	—	(602)
Restricted cash and cash equivalents	2,197	(50)	(188)
Advances from affiliates converted to equity	—	4,402	—
Deferred acquisition costs	—	(3,449)	—
Net cash (used in) provided by investing activities	(2,756)	903	(790)
Cash flows from financing activities:
Payments under bank facility	—	—	(544)
Payable-in-kind interest added to debt principal	8,436	—	—
Payments on CUP financing	(610)	—	—
Advances from affiliates	651	—	—
Adequate protection payments - secured lenders	—	—	(20,341)
Adequate protection payments - GECC	—	—	(3,750)
Net cash provided by (used in) financing activities	8,477	—	(24,635)
Cash and cash equivalents:
Increase in cash and cash equivalents	15,656	—	8,092
Balance, beginning of period	37,016	—	38,240
Balance, end of period	$52,672	$—	$46,332

Supplemental cash flow disclosures:
Cash paid for interest	$14,907	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and has begun a renovation project which, when complete, will transform the Aladdin into the Planet Hollywood Resort and Casino (the “PH Resort”). In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel (the “Hotel”) that comprises a portion of the PH Resort.

BH/RE is a Nevada limited liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. Bay Harbour Management is an investment management firm. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been allocated to the underlying assets acquired and liabilities assumed. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (the “Timeshare Land”). On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), whereby OpBiz agreed to sell approximately four acres of the Timeshare Land to Westgate, who plans to develop, market, manage and sell timeshare units on the land. The Credit Agreement also requires that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

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

Plan of Operations

OpBiz is currently conducting a renovation project which, when complete, will transform the Aladdin into the PH Resort. In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet Hollywood and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton, a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the Hotel that comprises a portion of the PH Resort.

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2005, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Pursuant to Rule 302 of Regulation S-X, the registrant has included condensed statements of operations of the predecessor for the three- and six- month periods ended June 30, 2004 and condensed statement of cash flows of the predecessor for the six-month period ended June 30, 2004.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $94.0 million and $96.2 million as of June 30, 2005 and December 31, 2004, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company’s capitalization policy of $10,000, are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated balance sheets as of June 30, 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net totaled approximately $7.8 million and $8.5 million as of June 30, 2005 and December 31, 2004, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name, on its condensed consolidated balance sheets at June 30, 2005. The customer list was valued at approximately $2.7 million at the time of purchase and at June 30, 2005, had a net book value of approximately $2.1 million. The trade name was valued at approximately $1.0 million at the time of purchase and at June 30, 2005, had a net book value of approximately $0.4 million. The customer list and trade name will be amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the three and six months ended June 30, 2005, totaled approximately $0.3 million and $0.7 million, respectively.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants to provide further consideration to the holders of the Senior Notes and Mezzanine Financing. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the mezzanine financing transaction entered into by MezzCo contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

			Predecessor Information			Predecessor Information
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2004	2005	2004	2004
Rooms	$823	$—	$903	$1,680	$—	$1,818
Food and Beverage	2,546	—	2,648	5,009	—	5,460
Other	219	—	228	405	—	484
Total cost of promotional allowances	$3,588	$—	$3,779	$7,094	$—	$7,762

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.5 million and $1.9 million as of June 30, 2005 and December 31, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.4 million and $2.4 for the three and six months ended June 30, 2005, respectively for BH/RE.

Income Taxes

The condensed consolidated financial statements include the operations of BH/RE and its controlled subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of future tax benefits to the extent that realization of such benefits are more likely than not. Otherwise, a valuation allowance is applied.

MezzCo recorded a valuation allowance at June 30, 2005 against the deferred tax asset established on the Mezzanine Financing payable-in-kind interest. Since the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5), a portion of the payable-in-kind interest will be permanently, non-deductible for tax purposes and the balance of such interest will only be deductible when paid in cash. As a result, Management believes it is more likely than not that this deferred tax asset will not be realized and has therefore recorded a full valuation allowance against this deferred tax asset. The income tax provision for the second quarter primarily relates to the establishment of this valuation allowance.

Membership Interests

As of June 30, 2005, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or receives a majority of the entity’s residual returns or both. BH/RE has adopted FIN 46 and has determined that all variable interest entities that it has an interest in at June 30, 2005, do not require consolidation under the provisions of FIN 46, as BH/RE is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity’s residual returns.

3.                                      RECEIVABLES

Accounts receivable consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Casino	$5,612	$5,712
Hotel	8,077	7,735
Other	543	1,433
	14,232	14,880
Allowance for doubtful accounts	(2,417)	(2,254)
Receivables, net	$11,815	$12,626

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	36,287	35,172
Construction in progress	5,625	1,787
	507,125	502,172
Accumulated depreciation	(18,485)	(7,391)
Property and equipment, net	$488,640	$494,781

Of the $98.0 million in land value, $29.5 million has been allocated to the Timeshare Land.

Depreciation expense was approximately $11.1 million and $7.4 million for the six months ended June 30, 2005, and the year ended December 31, 2004, respectively, for BH/RE.

5.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Accrued payroll and related	$11,405	$10,652
Accrued interest payable	7,799	6,498
Accrued taxes	4,788	2,500
Advance deposits	3,845	4,040
Accrued gaming and related	3,531	4,395
Current deferred tax liability	1,689	—
Accrued and advance commissions	1,498	1,245
Accrued legal fees	682	701
Accrued utilities	643	540
Accrued Central Utility Plant charges	406	1,287
Accrued acquisition costs	228	796
Other accrued expenses and current liabilities	3,706	3,545
Accrued expenses and other current liabilities	$40,220	$36,199

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Term Loan A - $500 million senior notes, net of unamortized discount of $28,434 and $31,162	$457,490	$454,838
Term Loan B - $10 million senior notes	10,556	10,202
Mezzanine senior secured subordinated notes, net of unamortized discount of $4,079 and $4,262	95,736	87,472
Northwind Aladdin obligation under capital lease	32,960	33,570
Total long-term debt	596,742	586,082
Current portion of long-term debt	(1,342)	(1,268)
Total long-term debt, net	$595,400	$584,814

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

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. Upon issuance of the notes, BH/RE simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of the lien on the Timeshare Land.

The scheduled principal payments on the Term Loan A notes are as follows:

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

OpBiz pays interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until the earlier of August 31, 2007 or OpBiz’s accumulation of certain permitted cash reserves, OpBiz’s interest payment will not exceed its quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by certain permitted reductions (as defined in the Credit Agreement) , divided by a factor of 1.20. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when OpBiz pays off the Term Loan B notes. OpBiz is also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

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

In particular, after OpBiz accumulates certain permitted cash reserves, OpBiz is required to pay 100% of its excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if OpBiz meets certain targeted ratios of total debt to EBITDA, or certain leverage ratios, for any two consecutive fiscal quarters.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of June 30, 2005.  These warrants are recorded separately from the related debt within other long-term liabilities.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (the “Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at a rate of 16% per annum. Interest on the notes is payable-in-kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 24%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of June 30, 2005, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $4.1 million. The estimated fair value of the warrants was approximately $4.1 million at June 30, 2005 and December 31, 2004, and is recorded within other long-term liabilities.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. OpBiz has assumed the energy service agreement, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.5 million per month.

7.                                      MEMBERSHIP INTERESTS

The non-voting interests in BH/RE are owned 40.75% by BHCH I, 18.50% by BHCH II (collectively “BHCH”) and 40.75% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood.

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $1.2 million and $1.2 million for the three and six months ended June 30, 2005, respectively, and minority expense of approximately $4,000 and $7,000 for the three and six months ended June 30, 2004, respectively.

BH/RE has the option to purchase all of Starwood’s membership interests in EquityCo if OpBiz is entitled to terminate the hotel management contract between OpBiz and Sheraton as a result of a breach by Sheraton. Starwood can require EquityCo to purchase all of its membership interests in EquityCo if the hotel management contract is terminated for any reason other than in accordance with its terms or as the result of a breach by Sheraton. In addition, BH/RE and Starwood entered into a registration rights agreement with respect to their membership interests in EquityCo.

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

In addition to being a manager of BH/RE, Mr. Earl is the chief executive officer and chairman of the board of directors of Planet Hollywood. Similarly, Mr. Teitelbaum is a manager of BH/RE and a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.6 million and $5.7 million for the three and six months ended June 30, 2005, respectively.

9.                                      INCOME TAXES

The condensed consolidated financial statements include the operations of BH/RE and its controlled subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of future tax benefits to the extent that realization of such benefits are more likely than not. Otherwise, a valuation allowance is applied.

MezzCo recorded a valuation allowance at June 30, 2005 against the deferred tax asset established on the Mezzanine Financing payable-in-kind interest. Since the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5), a portion of the payable-in-kind interest will be permanently, non-deductible for tax purposes and the balance of such interest will only be deductible when paid in cash. As a result, Management believes it is more likely than not that this deferred tax asset will not be realized and has therefore recorded a full valuation allowance against this deferred tax asset. The income tax provision for the second quarter primarily relates to the establishment of this valuation allowance.

10.                               COMMITMENTS AND CONTINGENCIES

Culinary Union Negotiations

In December 2004, a majority of the employees of the Aladdin who could be represented by the culinary union, requested union representation. Negotiations between management of OpBiz and the culinary union commenced on March 1, 2005 and are continuing as of June 30, 2005. Continued unionization efforts, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Litigation

BH/RE is not currently a party to any material legal proceedings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, as if there were no change in ownership of the Aladdin.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE and Aladdin Gaming, respectively, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet our capitalization policy of $10,000, are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Derivative Instruments and Hedging Activities

BH/RE has issued warrants to provide further consideration to the holders of the Senior Notes and Mezzanine Financing. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on our condensed consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

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

Income Taxes

The condensed consolidated financial statements include the operations of BH/RE and its controlled subsidiaries: EquityCo, MezzCo, and OpBiz. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz, a wholly owned subsidiary of MezzCo, will be treated as a division of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes.

MezzCo and OpBiz account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of future tax benefits to the extent that realization of such benefits are more likely than not. Otherwise, a valuation allowance is applied.

MezzCo recorded a valuation allowance at June 30, 2005 against the deferred tax asset established on the Mezzanine Financing payable-in-kind interest. Since the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5), a portion of the payable-in-kind interest will be permanently, non-deductible for tax purposes and the balance of such interest will only be deductible when paid in cash. As a result, Management believes it is more likely than not that this deferred tax asset will not be realized and has therefore recorded a full valuation allowance against this deferred tax asset. The income tax provision for the second quarter primarily relates to the establishment of this valuation allowance.

Membership Interests

As of June 30, 2005, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.6 million and $5.7 million for the three and six months ended June 30, 2005, respectively.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three and six months ended June 30, 2005 and 2004, respectively (dollars in thousands, unaudited). The amounts included in the balances for the three and six months ended June 30, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2005	2004	Change	2005	2004	Change

Net revenues	$75,373	$71,262	5.8%	$154,592	$144,619	6.9%
Operating expenses:
Casino	17,156	16,983	1.0%	34,614	35,131	(1.5)%
Hotel	12,485	7,749	61.1%	21,541	15,272	41.0%
Food and beverage	12,519	10,553	18.6%	25,458	20,709	22.9%
Other	1,501	3,400	(55.9)%	3,843	6,836	(43.8)%
Selling, general and administrative	19,366	14,606	32.6%	36,866	29,797	23.7%
Depreciation and amortization	5,898	—	100.0%	11,768	—	100.0%
Preopening expenses	—	667	(100.0)%	—	954	(100.0)%
Operating income	$6,448	$17,304	(62.7)%	$20,502	$35,920	(42.9)%

Net revenues for the three and six months ended June 30, 2005, improved over that of the three and six months ended June 30, 2004 due to an improvement in general economic conditions during the first half of 2005. The decrease in operating income was primarily due to depreciation not being recorded during the first eight months of 2004 while Aladdin Gaming was undergoing bankruptcy proceedings, as well as general repairs and maintenance expenses incurred in the second quarter of 2005 related to upgrades and amenities in the Hotel rooms.

The following table highlights the various sources of our revenues and expenses for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, unaudited). The amounts included in the balances for the three and six months ended June 30, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2005	2004	Change	2005	2004	Change

Casino revenues	$31,327	$29,303	6.9%	$64,240	$58,692	9.5%
Casino expenses	17,156	16,983	1.0%	34,614	35,131	(1.5)%
Margin	45.2%	42.0%		46.1%	40.1%

Hotel revenues	$28,727	$26,929	6.7%	$57,964	$55,441	4.6%
Hotel expenses	12,485	7,749	61.1%	21,541	15,272	41.0%
Margin	56.5%	71.2%		62.8%	72.5%

Food and beverage revenues	$18,061	$17,998	0.4%	$37,380	$36,901	1.3%
Food and beverage expenses	12,519	10,553	18.6%	25,458	20,709	22.9%
Margin	30.7%	41.4%		31.9%	43.9%

Other revenues	$3,128	$3,929	(20.4)%	$7,521	$8,053	(6.6)%
Other expenses	1,501	3,400	(55.9)%	3,843	6,836	(43.8)%
	52.0%	13.5%		48.9%	15.1%

Selling, general and administrative expenses	$19,366	$14,606	32.6%	$36,866	$29,797	23.7%
Percent of net revenues	25.7%	20.5%		23.8%	20.6%

Casino

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, craps, baccarat and roulette. Other gaming activities include the race and sports books, poker and keno. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses.

Casino revenues vary from time-to-time due to general economic conditions, competition, popularity of entertainment offerings, table game hold, slot machine hold and occupancy percentages in the Hotel. Casino revenues also vary depending upon the amount of gaming activity, as well as variations in the odds for different games of chance. Casino revenue is recognized at the end of each gaming day.

Casino revenues increased 6.9% to $31.3 million for the three months ended June 30, 2005, as compared to $29.3 million for the three months ended June 30, 2004. Casino revenues increased 9.5% to $64.2 million for the six months ended June 30, 2005, as compared to $58.7 million for the six months ended June 30, 2004. Table games revenue for the three and six months ended June 30, 2005, increased by approximately $1.1 million and $3.1 million, respectively as compared to the three and six months ended June 30, 2004. The increase in table games revenue was due to an increase in win percentage to 18.1% from 16.6% for the three months ended June 30, 2005 and 2004, respectively and an increase to 18.5% from 16.5% for the six months ended June 30, 2005 and 2004, respectively. Slot revenue for the three and six months ended June 30, 2005, decreased by approximately $0.2 million and $1.5 million, respectively, as compared to the three and six months ended June 30, 2004. The decrease in slot revenue was the result of a decrease in slot handle of approximately $30.3 million and $18.9 million over the same three- and six-month periods. The decrease in the slot handle was a result of the elimination of several marketing initiatives that were in place in 2004, which included promotional play offers that were included in slot handle. The elimination of the promotional expenses associated with these initiatives, as well as other related expenses, assisted in the improved casino operating margin. Combined revenues from the race and sports books, poker and keno increased by $0.8 million and $2.3 million for the three and six months ended June 30, 2005, respectively as compared to the three and six months ended June 30, 2004. The increase in other gaming revenues was due to the addition of poker in October 2004 and keno in April 2005.

Casino expenses increased 1.0% to $17.2 million for the three months ended June 30, 2005, as compared to $17.0 million for the three months ended June 30, 2004. Casino expenses decreased 1.5% to $34.6 million for the six months ended June 30, 2005, as compared to $35.1 million for the six months ended June 30, 2004. The casino margin increased 3.2 and 6.0 percentage points in comparing the same three- and six-month periods. The increase in casino margin was mainly due to operating efficiencies put in place by OpBiz as a result of the purchase of the Aladdin. The operating efficiencies resulted primarily from the elimination of certain casino promotional events that were unprofitable or did not meet profitability guidelines.

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

Hotel revenues increased 6.7% to $28.7 million for the three months ended June 30, 2005, as compared to $26.9 million for the three months ended June 30, 2004. Hotel occupancy percentages increased 0.6 percentage points to 98.9% for the three months ended June 30, 2005, as compared to 98.3% for the three months ended June 30, 2004. Average daily room rates increased to $123 for the three months ended June 30, 2005, as compared to $117 for the three months ended June 30, 2004, resulting in increased Hotel revenues. The increase in Hotel revenues and average daily room rates are primarily due to an improvement in general economic conditions during the second quarter of 2005 and a higher demand for rooms in Las Vegas in general.

Hotel revenues increased 4.6% to $58.0 million for the six months ended June 30, 2005, as compared to $55.4 million for the six months ended June 30, 2004. Hotel occupancy percentages decreased 1.4 percentage points to 96.5% for the six months ended June 30, 2005, as compared to 97.9% for the six months ended June 30, 2004. Average daily room rates increased to $128 for the six months ended June 30, 2005, as compared to $122 for the six months ended June 30, 2004, resulting in increased Hotel revenues.

Hotel expenses increased 61.1% to $12.5 million for the three months ended June 30, 2005, as compared to $7.7 million for the three months ended June 30, 2004. Hotel expenses increased 41.0% to $21.5 million for the six months ended June 30, 2005, as compared to $15.3 million for the six months ended June 30, 2004. Hotel margins decreased 14.7 and 9.7 percentage points over the same three-and six-month periods. The decrease in Hotel margins was primarily due to repairs and maintenance expenses incurred in the second quarter of 2005 related to upgrades and amenities in the Hotel rooms, and management fees paid to Starwood under the management contract beginning in September 2004.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 0.4% to $18.1 million for the three months ended June 30, 2005, as compared to $18.0 million for the three months ended June 30, 2004. Food and beverage revenues increased 1.3% to $37.4 million for the six months ended June 30, 2005, as compared to $36.9 million for the six months ended June 30, 2004. The increase in food and beverage revenues was primarily due to the addition of the new menus in the café and high-end restaurants in the second quarter of 2005.

Food and beverage expenses increased 18.6% to $12.5 million for the three months ended June 30, 2005, as compared to $10.6 million for the three months ended June 30, 2004. Food and beverage expenses increased 22.9% to $25.5 million for the six months ended June 30, 2005, as compared to $20.7 million for the six months ended June 30, 2004. Food and beverage margins decreased 10.7 and 12.0 percentage points in comparing the same three-and six-month periods. The increase in food and beverage expenses and the resulting decrease in food and beverage margins was primarily due to management fees paid to Starwood under the management contract beginning in September 2004.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 20.4% to $3.1 million for the three months ended June 30, 2005, as compared to $3.9 million for the three months ended June 30, 2004. Other revenues decreased 6.6% to $7.5 million for the six months ended June 30, 2005, as compared to $8.1 million for the six months ended June 30, 2004. The decrease in other revenues is primarily due to a decrease in entertainment revenue resulting from the closing of the Steve Wyrick showroom in April 2005 for remodeling under the Clear Channel agreement.

Other expenses decreased 55.9% to $1.5 million for the three months ended June 30, 2005, as compared to $3.4 million for the three months ended June 30, 2004. Other expenses decreased 43.8% to $3.8 million for the six months ended June 30, 2005, as compared to $6.8 million for the six months ended June 30, 2004. The decrease in other expenses is related to the elimination of expenses under the agreement with Steve Wyrick, as well as the addition of more “four wall” events in the Theater for the Performing Arts where the majority of the expenses are borne by the promoter, during the first half of 2005.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 32.6% to $19.4 million for the three months ended June 30, 2005, as compared to $14.6 million for the three months ended June 30, 2004. SG&A expenses increased 23.7% to $36.9 million for the six months ended June 30, 2005, as compared to $29.8 million for the six months ended June 30, 2004. SG&A expenses as a percentage of net revenues increased 5.2 and 3.2 percentage points in comparing the same three-and six-month periods. The increase in SG&A expenses was primarily due to management bonuses and legal and professional fees, which were included in re-organizational costs and not SG&A by Aladdin Gaming in 2004.

Depreciation and Amortization

Aladdin Gaming did not record depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, depreciation expense for the three and six months ended June 30, 2005, was significantly greater than the same periods in the prior year. Depreciation and amortization expense was approximately $5.9 million and $11.8 million for the three and six months ended June 30, 2005.

Net Interest Expense

Net interest expense increased to $13.8 million for the three months ended June 30, 2005, as compared to $0.9 million for the three months ended June 30, 2004. Net interest expense increased to $27.4 million for the six months ended June 30, 2005, as compared to $1.9 million for the six months ended June 30, 2004. The increase in net interest expense is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

Provision for Income Taxes

The payable-in-kind interest associated with the Mezzanine Financing qualifies under Internal Revenue Code Section 163 (e)(5) as a high yield debt obligation with disqualified OID, which will not be deductible until paid in cash at maturity. As a result, a portion of the interest expense associated with the Mezzanine Financing is non-deductible for federal income tax purposes, which resulted in a provision for income taxes of approximately $1.0 million for the six months ended June 30, 2005. The majority of the income tax provision was due to the valuation allowance recorded by MezzCo to fully offset the long-term deferred tax asset resulting from the disqualified OID. The remaining amount is interest and penalties on the federal income taxes payable for the four months ended December 31, 2004 and the six months ended June 30, 2005.

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

During the six months ended June 30, 2005, we generated cash flows from operating activities of approximately $9.9 million. We also had restricted cash and cash equivalents of approximately $94.0 million, which is designated to be used for costs associated with the renovation and retheming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2005 are expected to include (i) up to approximately $94.0 million in capital expenditures related to the renovation project, (ii) approximately $7.2 million for maintenance capital expenditures and (iii) up to approximately $14.7 million in interest payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz in connection with our acquisition of the Aladdin and available working capital, including the cash that we acquired from Aladdin Gaming under the purchase agreement, will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for at least the next 12 months of operations. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE, and we believe that we will have adequate cash to meet these needs if they should arise. The Credit Agreement allows OpBiz to make tax distributions.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our planned renovations to the Aladdin and have negotiated the terms of the Credit Agreement to address those anticipated reductions. For example, the covenant in the Credit Agreement requiring OpBiz to achieve specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the first two years of the Credit Agreement is significantly below the Aladdin’s current EBITDA levels. Also, the interest rate during the first three years of the term of the Credit Agreement is lower than the interest rate in the last three years.

Description of Certain Indebtedness

Credit Agreement

The Aladdin acquisition and the planned renovations were funded by the issuance of $510 million of secured notes to Aladdin Gaming’s secured creditors pursuant to a Credit Agreement. OpBiz’s obligations under the Credit Agreement are secured by liens on all of its assets, including a mortgage on its real property, the Hotel, the Casino and the TPA, and security interests in our accounts receivable, inventory, equipment and intangible assets, excluding the Timeshare Land. The Credit Agreement is guaranteed by MezzCo and MezzCo secured its guarantee by pledging its membership interests in OpBiz to the lenders. The Credit Agreement matures on August 31, 2010.

The loans under the Credit Agreement are evidenced by $500 million of Term Loan A notes and $10 million of Term Loan B notes. Upon issuance of the notes, BH/RE simultaneously made a $14 million cash payment to the holders of the Term Loan A notes to reduce the principal amount of the Term Loan A notes to $486 million and obtained a release of their lien on the Timeshare Land.

The scheduled principal payments on the Term Loan A notes are as follows:

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

OpBiz pays interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until the earlier of August 31, 2007 or OpBiz’s accumulation of certain permitted cash reserves, OpBiz’s interest payment will not exceed its quarterly EBITDA, reduced by certain permitted deductions (as defined in the Credit Agreement), divided by a factor of 1.20. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when OpBiz pays off the Term Loan B notes. OpBiz is also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

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

In particular, after OpBiz accumulates certain permitted cash reserves, OpBiz is required to pay 100% of its excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if OpBiz meets certain targeted ratios of total debt to EBITDA, or certain leverage ratios, for any two consecutive fiscal quarters.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of June 30, 2005. These warrants are recorded separately from the related debt within other long-term liabilities.

Mezzanine Financing

In August 2004, MezzCo entered into the Mezzanine Financing with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at a rate of 16% per annum. Interest on the notes is payable-in-kind or, at the option of MezzCo, in cash.

The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time-to-time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 24%, following which the warrants would represent rights to purchase 45.5% of the units representing membership interests of MezzCo, on a fully-diluted basis. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met.. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of June 30, 2005, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $4.1 million. The estimated fair value of the warrants was approximately $4.1 million at June 30, 2005 and December 31, 2004, and is recorded within other long-term liabilities.

Energy Services Agreement

Northwind owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. We have assumed the energy service agreement, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.5 million per month.

Forward Looking Statements

When used in this report and elsewhere by management from time-to-time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to update information contained in forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at June 30, 2005, would increase the annual interest cost by approximately $5.0 million. Interest costs increased approximately $0.8 million during the second quarter of 2005 as compared to the first quarter of 2005.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 6.  EXHIBITS

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

BH/RE, L.L.C.

August 15, 2005	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer