Form 10-Q
period 2005-09-30
BH RE LLC
filed 2005-11-14
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☒

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

Index

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements Of Operations (Unaudited)

Condensed Consolidated Statements Of Cash Flows (Unaudited)

Notes To Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION:

ITEM 6.	EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,387	$37,016
Receivables, net	16,105	12,626
Inventories	1,998	2,489
Prepaid expenses	5,198	5,253
Deposits and other current assets	3,439	3,258
Total current assets	79,127	60,642

Property and equipment, net	485,189	494,781
Restricted cash and cash equivalents	92,004	96,199
Other assets, net	9,775	11,761
Total assets	$666,095	$663,383

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,381	$1,268
Accounts payable	3,081	2,095
Due to affiliates	1,445	1,887
Accrued expenses and other current liabilities	38,944	36,199
Total current liabilities	44,851	41,449

Long-term debt, less current portion	600,520	584,814
Other long-term liabilities	4,208	4,375
Total liabilities	649,579	630,638

Commitments and contingencies

Minority interests	16,705	19,132

Members’ equity:
Member’s equity	21,500	21,500
Accumulated deficit	(21,689)	(7,887)
Total members’ equity	(189)	13,613
Total liabilities and members’ equity	$666,095	$663,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

			Predecessor
			Information
			Two Months
	Three Months		Ended
	Ended September 30,		August 31,
	2005	2004	2004

Operating revenues:
Casino	$32,629	$10,094	$19,081
Hotel	25,522	8,393	16,264
Food and beverage	18,823	5,585	12,330
Other	4,201	1,332	2,660
Gross revenues	81,175	25,404	50,335
Promotional allowances	(6,802)	(2,195)	(4,315)
Net revenues	74,373	23,209	46,020

Operating costs and expenses:
Casino	19,793	5,875	12,126
Hotel	8,931	2,852	5,738
Food and beverage	12,654	3,683	7,755
Other	2,630	877	2,292
Selling, general and administrative	19,443	5,701	11,157
Depreciation and amortization	5,944	2,275	—
Preopening expenses	—	731	—
	69,395	21,994	39,068

Operating income	4,978	1,215	6,952

Other income (expense):
Interest expense, net	(14,240)	(3,960)	(628)
Minority interest	1,277	302	—
Gain on warrant valuation	2	—	—
Other income	12	—	—
Reorganization costs	—	—	(2,475)
	(12,949)	(3,658)	(3,103)

Pre-tax income (loss)	(7,971)	(2,443)	3,849
Benefit from income taxes	918	—	—
Net income (loss)	$(7,053)	$(2,443)	$3,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

			Predecessor
			Information
			Eight Months
	Nine Months		Ended
	Ended September 30,		August 31,
	2005	2004	2004

Operating revenues:
Casino	$96,869	$10,094	$77,774
Hotel	83,486	8,393	71,705
Food and beverage	56,203	5,585	49,231
Other	11,722	1,332	10,713
Gross revenues	248,280	25,404	209,423
Promotional allowances	(19,315)	(2,195)	(18,783)
Net revenues	228,965	23,209	190,640

Operating costs and expenses:
Casino	54,407	5,875	47,257
Hotel	30,472	2,852	21,010
Food and beverage	38,112	3,683	28,463
Other	6,473	877	9,128
Selling, general and administrative	56,309	5,701	40,957
Depreciation and amortization	17,712	2,275	—
Preopening expenses	—	1,684	—
	203,485	22,947	146,815

Operating income	25,480	262	43,825

Other income (expense):
Interest expense, net	(41,658)	(3,959)	(2,541)
Minority interest	2,427	302	—
Loss on warrant valuation	(15)	—	—
Other income	12	—	—
Reorganization costs	—	—	(6,648)
	(39,234)	(3,657)	(9,189)

Pre-tax income (loss)	(13,754)	(3,395)	34,636
Provision for income taxes	(48)	—	—
Net income (loss)	$(13,802)	$(3,395)	$34,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

			Predecessor
			Information
			Eight Months
	Nine Months		Ended
	Ended September 30,		August 31,
	2005	2004	2004

Cash flows from operating activities:
Net income (loss)	$(13,802)	$(3,395)	$34,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,712	2,275	—
Amortization of debt discount and issuance costs	5,240	124	—
Minority interest	(2,427)	(1,524)	—
Change in value of warrants	37	—	—
Changes in assets and liabilities:
Receivables, net	(3,479)	(13,026)	2,439
Inventories and prepaid expenses	546	(3,822)	2,866
Deposits and other current assets	(326)	(5,048)	651
Accounts payable	986	2,033	(3,729)
Accrued expenses and other current liabilities	2,303	32,715	(7,521)
Net cash provided by operating activities	6,790	10,332	29,342
Cash flows from investing activities:
Capital expenditures	(7,115)	—	—
Restricted cash and cash equivalents	4,195	(86,627)	76
Acquisition of Aladdin Resort and Casino, net of cash acquired	—	(480,118)	(986)
Notes receivable	—	(333)	—
Net cash used in investing activities	(2,920)	(567,078)	(910)
Cash flows from financing activities:
Payable-in-kind interest added to debt principal	12,429	—	—
Payments on CUP financing	(928)	—	—
Borrowings under bank facility	—	527,451	—
Payments under bank facility	—	(14,000)	(731)
Borrowings under CUP financing	—	33,862	—
Member contributions	—	41,500	—
Debt issuance costs	—	(9,035)
Issuance of warrants	—	4,375
Adequate protection payments - secured lenders	—	—	(32,250)
Adequate protection payments - GECC	—	—	(4,375)
Net cash provided by (used in) financing activities	11,501	584,153	(37,356)
Cash and cash equivalents:
Increase in cash and cash equivalents	15,371	27,407	(8,924)
Balance, beginning of period	37,016	—	38,240
Balance, end of period	$52,387	$27,407	$29,316

Supplemental cash flow disclosures:
Cash paid for interest	$23,331	$1,580	$2,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE” or “the Company”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (collectively “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2005, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Pursuant to Rule 302 of Regulation S-X, BH/RE has included condensed statements of operations of the predecessor for the two- and eight- month periods ended August 31, 2004 and condensed statement of cash flows of the predecessor for the eight-month period ended August 31, 2004.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $92.0 million and $96.2 million as of September 30, 2005 and December 31, 2004, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company’s capitalization policy of $10,000, are expensed as incurred. The Company has established its capital expense policy to be reflective of its individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated balance sheets as of September 30, 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $7.4 million and $8.5 million as of September 30, 2005 and December 31, 2004, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name, on its condensed consolidated balance sheets at September 30, 2005. The customer list was valued at approximately $2.7 million at the time of purchase and at September 30, 2005, had a net book value of approximately $2.0 million. The trade name was valued at approximately $1.0 million at the time of purchase and at September 30, 2005, had a net book value of approximately $0.3 million. The customer list and trade name are being amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the three and nine months ended September 30, 2005, totaled approximately $0.3 million and $1.0 million, respectively.

Derivative Instruments and Hedging Activities

BH/RE has issued warrants to provide further consideration to the holders of the Senior Notes and Mezzanine Financing. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the mezzanine financing transaction entered into by MezzCo contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands). The three and nine months ended September 30, 2004 for BH/RE include the one month of operating results since the Aladdin acquisition by OpBiz on August 31, 2004 and should be read in conjunction with the predecessor information for the full three- and nine-month performance:

			Predecessor Information			Predecessor Information
	Three Months Ended September 30,		Two Months Ended August 31,	Nine Months Ended September 30,		Eight Months Ended August 31,
	2005	2004	2004	2005	2004	2004
Rooms	$1,047	$323	$559	$2,727	$323	$2,377
Food and Beverage	2,806	969	2,440	7,815	969	7,900
Other	188	33	152	593	33	636
Total cost of promotional allowances	$4,041	$1,325	$3,151	$11,135	$1,325	$10,913

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.7 million and $1.9 million as of September 30, 2005 and December 31, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.0 million and $3.4 for the three and nine months ended September 30, 2005, respectively, for BH/RE as compared to $1.2 million and $4.5 million for the same three- and nine-month periods in 2004, respectively, for the combined operations of BH/RE and Aladdin Gaming.

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

Membership Interests

As of September 30, 2005, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

3.                                      RECEIVABLES

Accounts receivable consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Casino	$9,858	$5,712
Hotel	7,955	7,735
Other	1,467	1,433
	19,280	14,880
Allowance for doubtful accounts	(3,175)	(2,254)
Receivables, net	$16,105	$12,626

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	36,391	35,172
Construction in progress	7,677	1,787
	509,281	502,172
Accumulated depreciation	(24,092)	(7,391)
Property and equipment, net	$485,189	$494,781

Of the $98.0 million in land value, $29.5 million has been allocated to the Timeshare Land.

Depreciation expense was approximately $16.7 for the nine months ended September 30, 2005.

5.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Accrued payroll and related	$12,776	$10,652
Accrued interest payable	8,218	6,498
Accrued taxes (other than federal)	2,854	2,500
Advance deposits and sales	5,524	4,461
Accrued gaming and related	4,986	5,381
Accrued and advance commissions	1,320	1,677
Accrued legal fees	638	701
Accrued utilities	657	540
Accrued Central Utility Plant charges	440	1,287
Accrued acquisition costs	—	796
Other accrued expenses and current liabilities	1,531	1,706
Accrued expenses and other current liabilities	$38,944	$36,199

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Term Loan A - $500 million senior notes, net of unamortized discount of $27,048 and $31,162	$458,876	$454,838
Term Loan B - $10 million senior notes	10,764	10,202
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,982 and $4,262	99,619	87,472
Northwind Aladdin obligation under capital lease	32,642	33,570
Total long-term debt	601,901	586,082
Current portion of long-term debt	(1,381)	(1,268)
Total long-term debt, net	$600,520	$584,814

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

OpBiz pays interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Until the earlier of August 31, 2007 or OpBiz’s accumulation of certain permitted cash reserves, OpBiz’s interest payment will not exceed its quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by certain permitted reductions (as defined in the Credit Agreement), divided by a factor of 1.20. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when OpBiz pays off the Term Loan B notes. OpBiz is also required to pay an annual administrative fee and certain other fees and expenses of the lender under the Credit Agreement.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of September 30, 2005.  These warrants are recorded separately from the related debt within other long-term liabilities.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (the “Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at a rate of 16% per annum. Interest on the notes is payable-in-kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 24%, following which the warrants would represent rights to purchase 41.5% of the units representing the fully diluted equity of MezzCo. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of September 30, 2005, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $4.0 million. The estimated fair value of the warrants was approximately $4.1 million at September 30, 2005 and December 31, 2004, and is recorded separately from the related debt within other long-term liabilities.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. OpBiz has assumed the energy service agreement, which expires in 2020. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.5 million per month.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $1.3 million and $2.4 million for the three and nine months ended September 30, 2005, respectively, and minority expense of approximately $0.3 million for the three and nine months ended September 30, 2004, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.4 million and $8.1 million for the three and nine months ended September 30, 2005, respectively.

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

Management believes it is more likely than not that its net deferred tax asset will not be realized and has therefore recorded a valuation allowance against this net deferred tax asset.

The payable in-kind interest associated with the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5) as a high yield debt obligation with disqualified OID. As a result, a portion of the interest expense associated with the Mezzanine Financing is permanently non-deductible for tax purposes and the balance of the interest expense is only deductible when paid in cash.

For the three months ended June 30, 2005, a provision of $1.0 million was recorded to increase the valuation allowance to completely offset the deferred tax asset associated with the Mezzanine Financing. For the three months ended September 30, 2005, a benefit for income taxes of $0.9 was recorded. This benefit is attributable to the reversal of the previously recorded additional valuation allowance. The reversal was necessary because the valuation allowance increased as a result of recording the true-up adjustments associated with the filing of the Company's 2004 tax return. The deferred tax asset associated with the Mezzanine Financing remains fully reserved.

10.                               COMMITMENTS AND CONTINGENCIES

Culinary Union Negotiations

In December 2004, a majority of the employees of the Aladdin who could be represented by the culinary union, requested union representation. Negotiations between management of OpBiz and the culinary union commenced on March 1, 2005 and a final collective bargaining agreement was completed effective October 1, 2005. Management believes that the collective bargaining agreement will not have a material impact on OpBiz’s results of operations or financial position.

Litigation

BH/RE is not currently a party to any material legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, as if there were no change in ownership of the Aladdin. Our discussion does not include any interest or depreciation charges incurred by Aladdin Gaming prior to the acquisition.

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

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as, where appropriate, in the notes to the condensed consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet our capitalization policy of $10,000, are expensed as incurred. We have established our capital expense policy to be reflective of our individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Derivative Instruments and Hedging Activities

BH/RE has issued warrants to provide further consideration to the holders of the Senior Notes and Mezzanine Financing. BH/RE accounts for the senior note warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”. The warrants issued in conjunction with the Mezzanine Financing contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

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

Membership Interests

As of September 30, 2005, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.4 million and $8.1 million for the three and nine months ended September 30, 2005, respectively.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three and nine months ended September 30, 2005 and 2004, respectively (dollars in thousands, unaudited). The amounts included in the balances for the three and nine months ended September 30, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2005	2004	Change	2005	2004	Change

Net revenues	$74,373	$69,229	7.4%	$228,965	$213,849	7.1%
Operating expenses:
Casino	19,793	18,001	10.0%	54,407	53,132	2.4%
Hotel	8,931	8,590	4.0%	30,472	23,862	27.7%
Food and beverage	12,654	11,438	10.6%	38,112	32,146	18.6%
Other	2,630	3,169	(17.0)%	6,473	10,005	(35.3)%
Selling, general and administrative	19,443	16,858	15.3%	56,309	46,658	20.7%
Depreciation and amortization	5,944	2,275	161.3%	17,712	2,275	678.5%
Preopening expenses	—	731	(100.0)%	—	1,684	(100.0)%
Operating income	$4,978	$8,167	(39.0)%	$25,480	$44,087	(42.2)%

Net revenues for the three and nine months ended September 30, 2005, improved over that of the three and nine months ended September 30, 2004. We experienced improvement consistent with the Las Vegas Strip market with improvement in both gaming and non-gaming revenues. The decrease in operating income was primarily due to increased SG&A expenses including management bonuses and legal and professional fees, which were included as re-organizational costs and not SG&A by Aladdin Gaming in 2004, as well as depreciation which was not being recorded during the first eight months of 2004 while Aladdin Gaming was undergoing bankruptcy proceedings, and management fees paid to Starwood under the Sheraton Hotel Management Contract. General repair and maintenance expenses incurred in the second quarter of 2005 related to upgrades and amenities in the Hotel rooms was the primary reason for increased Hotel operating expenses during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

The following table highlights the various sources of our revenues and expenses for the three and nine months ended September 30, 2005 and 2004, respectively (dollars in thousands, unaudited). The amounts included in the balances for the three and nine months ended September 30, 2004 include the results from both BH/RE and Aladdin Gaming.

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2005	2004	Change	2005	2004	Change

Casino revenues	$32,629	$29,175	11.8%	$96,869	$87,868	10.2%
Casino expenses	19,793	18,001	10.0%	54,407	53,132	2.4%
Margin	39.3%	38.3%		43.8%	39.5%

Hotel revenues	$25,522	$24,657	3.5%	$83,486	$80,098	4.2%
Hotel expenses	8,931	8,590	4.0%	30,472	23,862	27.7%
Margin	65.0%	65.2%		63.5%	70.2%

Food and beverage revenues	$18,823	$17,915	5.1%	$56,203	$54,816	2.5%
Food and beverage expenses	12,654	11,438	10.6%	38,112	32,146	18.6%
Margin	32.8%	36.2%		32.2%	41.4%

Other revenues	$4,201	$3,992	5.2%	$11,722	$12,045	(2.7)%
Other expenses	2,630	3,169	(17.0)%	6,473	10,005	(35.3)%
	37.4%	20.6%		44.8%	16.9%

Selling, general and administrative expenses	$19,443	$16,858	15.3%	$56,309	$46,658	20.7%
Percent of net revenues	26.1%	24.4%		24.6%	21.8%

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

Casino revenues increased 11.8% to $32.6 million for the three months ended September 30, 2005, as compared to $29.2 million for the three months ended September 30, 2004. Casino revenues increased 10.2% to $96.9 million for the nine months ended September 30, 2005, as compared to $87.9 million for the nine months ended September 30, 2004. Table games revenue for the three and nine months ended September 30, 2005, increased by approximately $2.6 million and $5.6 million, respectively as compared to the three and nine months ended September 30, 2004. The increase in table games revenue was due to an increase in table drop of $13.2 million and $14.9 million for the three and nine months ended September 30, 2005, as compared to the same periods in the prior year, as well as an increase in win percentage to 16.2% from 15.5% for the three months ended September 30, 2005 and 2004, respectively, and an increase to 17.7% from 16.2% for the nine months ended September 30, 2005 and 2004, respectively. Slot revenue for the three and nine months ended September 30, 2005, decreased by approximately $0.4 million and $1.9 million, respectively, as compared to the three and nine months ended September 30, 2004. The decrease in slot revenue was the result of a decrease in slot handle of approximately $3.0 million and $21.9 million over the same three- and nine-month periods. The decrease in the slot handle was a result of the elimination of several marketing initiatives that were in place in 2004, which included promotional play offers that were included in slot handle. The elimination of the promotional expenses associated with these initiatives, as well as other related expenses, assisted in the improved casino operating margin. Combined revenues from the race and sports books, poker and keno increased by $0.9 million and $3.2 million for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004.

Casino expenses increased 10.0% to $19.8 million for the three months ended September 30, 2005, as compared to $18.0 million for the three months ended September 30, 2004. Casino expenses increased 2.4% to $54.4 million for the nine months ended September 30, 2005, as compared to $53.1 million for the nine months ended September 30, 2004. The casino margin increased 1.0 and 4.3 percentage points in comparing the same three- and nine-month periods. The increase in casino expenses was mainly due to the addition of certain promotional expenses related to marketing initiatives that have been put in place to maintain casino revenue levels throughout the renovation period.

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

Hotel revenues increased 3.5% to $25.5 million for the three months ended September 30, 2005, as compared to $24.7 million for the three months ended September 30, 2004. Hotel occupancy percentages decreased 0.7 percentage points to 98.0% for the three months ended September 30, 2005, as compared to 98.7% for the three months ended September 30, 2004. Average daily room rates increased to $110 for the three months ended September 30, 2005, as compared to $106 for the three months ended September 30, 2004, resulting in increased Hotel revenues. The increase in Hotel revenues and average daily room rates are primarily due to an improvement in general economic conditions during 2005, a higher demand for rooms in Las Vegas in general and the improved channels of marketing through Starwood.

Hotel revenues increased 4.2% to $83.5 million for the nine months ended September 30, 2005, as compared to $80.1 million for the nine months ended September 30, 2004. Hotel occupancy percentages decreased 1.2 percentage points to 97.0% for the nine months ended September 30, 2005, as compared to 98.2% for the nine months ended September 30, 2004. Average daily room rates increased to $122 for the nine months ended September 30, 2005, as compared to $116 for the nine months ended September 30, 2004, resulting in increased Hotel revenues.

Hotel expenses increased 4.0% to $8.9 million for the three months ended September 30, 2005, as compared to $8.6 million for the three months ended September 30, 2004. Hotel expenses increased 27.7% to $30.5 million for the nine months ended September 30, 2005, as compared to $23.9 million for the nine months ended September 30, 2004. Hotel margins decreased 0.2 and 6.7 percentage points over the same three-and nine-month periods. The decrease in Hotel margins was primarily due to repairs and maintenance expenses incurred in the second quarter of 2005 related to upgrades and amenities in the Hotel rooms, and management fees paid to Starwood under the management contract beginning in September 2004.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 5.1% to $18.8 million for the three months ended September 30, 2005, as compared to $17.9 million for the three months ended September 30, 2004. Food and beverage revenues increased 2.5% to $56.2 million for the nine months ended September 30, 2005, as compared to $54.8 million for the nine months ended September 30, 2004. The increase in food and beverage revenues was primarily due to the addition of the new menus in the café and high-end restaurants in 2005.

Food and beverage expenses increased 10.6% to $12.7 million for the three months ended September 30, 2005, as compared to $11.4 million for the three months ended September 30, 2004. Food and beverage expenses increased 18.6% to $38.1 million for the nine months ended September 30, 2005, as compared to $32.1 million for the nine months ended September 30, 2004. Food and beverage margins decreased 3.4 and 9.2 percentage points in comparing the same three-and nine-month periods. The increase in food and beverage expenses and the resulting decrease in food and beverage margins were primarily due to management fees paid to Starwood under the management contract beginning in September 2004.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 5.2% to $4.2 million for the three months ended September 30, 2005, as compared to $4.0 million for the three months ended September 30, 2004. Other revenues decreased 2.7% to $11.7 million for the nine months ended September 30, 2005, as compared to $12.0 million for the nine months ended September 30, 2004. The increase in other revenues for the three-month period is primarily due to an increase in entertainment revenue resulting from an increase in the number of shows in the Theater for the Performing Arts (“TPA”) and the restructuring of shared telephone revenue, which were offset by a decrease in entertainment revenue resulting from the closing of the Steve Wyrick showroom in April 2005 for remodeling under the Clear Channel agreement.

Other expenses decreased 17.0% to $2.6 million for the three months ended September 30, 2005, as compared to $3.2 million for the three months ended September 30, 2004. Other expenses decreased 35.3% to $6.5 million for the nine months ended September 30, 2005, as compared to $10.0 million for the nine months ended September 30, 2004. The decrease in other expenses is related to the elimination of expenses under the agreement with Steve Wyrick, as well as the addition of more “four wall” events in the TPA where the majority of the expenses are borne by the promoter, during 2005.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 15.3% to $19.4 million for the three months ended September 30, 2005, as compared to $16.9 million for the three months ended September 30, 2004. SG&A expenses increased 20.7% to $56.3 million for the nine months ended September 30, 2005, as compared to $46.7 million for the nine months ended September 30, 2004. SG&A expenses as a percentage of net revenues increased 1.7 and 2.8 percentage points in comparing the same three-and nine-month periods. The increase in SG&A expenses was primarily due to management bonuses and legal and professional fees, which were included in re-organizational costs reported below the operating income line and not in SG&A by Aladdin Gaming in 2004.

Depreciation and Amortization

Aladdin Gaming did not record depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, depreciation expense for the three and nine months ended September 30, 2005, was significantly greater than the same periods in the prior year. Depreciation and amortization expense was approximately $5.9 million and $17.7 million for the three and nine months ended September 30, 2005 as compared to $2.3 million for the same periods in the prior year.

Net Interest Expense

Net interest expense increased to $14.2 million for the three months ended September 30, 2005, as compared to $4.6 million for the three months ended September 30, 2004. Net interest expense increased to $41.6 million for the nine months ended September 30, 2005, as compared to $6.5 million for the nine months ended September 30, 2004. The increase in net interest expense is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

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

During the nine months ended September 30, 2005, we generated cash flows from operating activities of approximately $6.8 million. We also had restricted cash and cash equivalents of approximately $92.0 million, which is designated to be used for costs associated with the renovation and retheming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2005 are expected to include (i) up to approximately $92.0 million in capital expenditures related to the renovation project, (ii) approximately $5.4 million for maintenance capital expenditures and (iii) up to approximately $8.8 million in interest payments on our debt.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of September 30, 2005. These warrants are recorded separately from the related debt within other long-term liabilities.

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

The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time-to-time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 24%, following which the warrants would represent rights to purchase 41.5% of the units representing the fully diluted equity of MezzCo. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met.. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of September 30, 2005, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $4.0 million. The estimated fair value of the warrants was approximately $4.1 million at September 30, 2005 and December 31, 2004, and is recorded separately from the related debt within other long-term liabilities.

Energy Services Agreement

Northwind owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. We have assumed the energy service agreement, which expires in 2020. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.5 million per month.

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

Our acquisition of the Aladdin and planned operations are subject to a number of risks. Please refer to the discussion of “Risk Factors” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations — Risk Factors” in the Annual Report on Form 10-K, filed by BH/RE with the Securities and Exchange Commission on April 15, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at September 30, 2005, would increase the annual interest cost by approximately $5.0 million. Interest costs increased approximately $0.5 million during the third quarter of 2005 as compared to the second quarter of 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executives and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BH/RE, L.L.C.

November 14, 2005	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert Earl.

31.3	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert Earl.

32.3	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Douglas P. Teitelbaum.