Form 10-K
period 2005-12-31
BH RE LLC
filed 2006-03-31
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-50689

BH/RE, L.L.C.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	84-1622334
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3667 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of Principal Executive Offices)	(Zip Code)

(702) 785-5555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

VOTING MEMBERSHIP INTERESTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒☐   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2005 was $0. As of March 31, 2006, 50% of the Registrant’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and 40.75% of the Registrant’s equity membership interests were held by each of BH Casino and Hospitality LLC I and OCS Consultants, Inc., with the remaining 18.50% of equity membership interests held by BH Casino and Hospitality LLC II.

PART I

ITEM 1.                BUSINESS

Unless the context indicates otherwise, all references to “BH/RE”, the “Company”, “we”, “us”, “our” and “ours” refer to BH/RE, L.L.C. and its consolidated subsidiaries.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Organization

BH/RE is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. As of March 31, 2006, 50% of BH/RE’s voting membership interests were held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

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

The Aladdin Resort and Casino

The Aladdin is located at 3667 Las Vegas Boulevard South in Las Vegas,  Nevada, in the area commonly referred to as the Las Vegas Strip. The Aladdin is part of a resort, casino and entertainment complex (the “Complex”) that occupies a 35-acre site located on the northeast corner of Las Vegas Boulevard (the “Strip”) and Harmon Avenue in Las Vegas, Nevada.

The Aladdin includes a 2,567-room hotel (the “Hotel”), which offers deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the hotel has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party.

Aladdin’s 116,000-square foot casino (the “Casino”) currently offers approximately 1,475 slot machines, 50 table games, a poker room and a race-and sports-book facility on its main floor and includes a 15,000-square foot luxury gaming section on its mezzanine level with 14 high denomination table games and 93 high denomination slot machines.

The Aladdin currently has seven restaurants, including a Chinese restaurant leased to P.F. Chang’s, a buffet, a sushi bar, a 24-hour casual dining facility, an Italian restaurant, a steak and seafood restaurant and a poolside snack bar, as well as a nightclub and several lounges. In addition, we operate a Starbucks Coffee franchise under an agreement with Starbucks Corporation. The Aladdin also has gift and merchandise shops operated by a third party.

The Aladdin also has over 75,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 16,000 square feet of breakout space in 18 separate rooms.

The 7,500-seat Theater for the Performing Arts (the “TPA”) is part of the Complex described below, but is not directly connected to the Hotel and the Casino. Hotel and Casino customers and the general public can enter the TPA through the adjacent shopping mall, which is known as the Desert Passage and is described below, or through entrances leading directly into the TPA. The TPA is used for award shows, live music events and theatrical performances. The Aladdin also has unfinished space for an approximately 1,300-seat theater on a mezzanine level above the Casino (the “Showroom”). Effective December 16, 2004, OpBiz entered into a long-term lease agreement whereby CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 (“CCE”) will be renovating and leasing the TPA and Showroom and related areas located at the PH Resort. The renovation projects on both the TPA and the Showroom are expected to be completed by the end of 2006. CCE will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

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

The Desert Passage and the parking facility are owned by Boulevard Invest, LLC (“Boulevard Invest”), an unaffiliated third party. The Desert Passage, which is directly connected to the Casino, contains an array of stores, boutiques, restaurants, cafes and other entertainment offerings. We are a party to reciprocal use easements and agreements governing the operation and maintenance of the Hotel, Casino, TPA, Desert Passage and parking facility. The theme and design of the Desert Passage are consistent with the current theme and design of the Aladdin, but are not currently consistent with our planned renovations to the Aladdin, as described below under “Business Strategy—Renovate the Aladdin.”

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

Renovate the Aladdin

We have created a design and construction plan with an estimated cost of $100 million to renovate the Aladdin into the PH Resort. In addition, we have entered into an agreement with CCE to fund, develop and operate the TPA and Showroom, and may enter into additional agreements with other third parties to develop and/or operate a television studio, additional restaurants, attractions, lounges and nightclubs at the PH Resort, thereby increasing the number of entertainment venues at the PH Resort without increasing renovation costs. Construction on the renovation project began in October 2005, and we currently expect to complete the renovation of the Aladdin into the PH Resort sometime during the fourth quarter of 2006.

The key elements of our plan to renovate the Aladdin are:

Redesign entrance and traffic flow.   We intend to construct a new main entrance to the PH Resort that will improve access to the Casino from Las Vegas Boulevard by creating a large main entrance and several well-identified secondary entrances including joint common entries with the Desert Passage shopping mall. We also plan to level the current plaza, which we expect will improve pedestrian traffic into the Casino from Las Vegas Boulevard and to make improvements to the Casino that will direct those customers across the Casino floor to reach our restaurants, shops and entertainment attractions. In addition, we will redesign the façade of the building and create an attraction with that façade, as well as add a large marquee to the front of the PH Resort. We anticipate that these improvements will result in more walk-in visitors to the Casino and our other planned attractions and amenities.

Renovate and expand Casino.   We intend to renovate the Casino and, subject to approval of applicable Nevada gaming authorities, expand the Casino into a portion of the Desert Passage that we are currently leasing. In addition, we intend to remove or modify existing structures on the Casino floor so that the Casino will appear larger and more inviting, to redesign the Casino floor to better use the available space for gaming and to add new gaming equipment.

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

Upgrade and Expand Gaming and Non-Gaming Attractions

Improve Mix and Layout of Casino Slot Machines.   We intend to improve our gaming operations by expanding the Casino and by continuing to provide our customers with newer and more attractive slot machine options. Our slot floor is currently 100% equipped with the ticket-in/ticket-out technology. We also intend to reduce the number of participatory slot machines as a percentage of our total slot machines. Participatory slot machines are slot machines that require the casino operator to pay a percentage of its winnings to the manufacturer.

Expand Race-and Sports-Book Facility and Poker Parlor.   We intend to expand and remodel the Aladdin’s race-and sports-book facility and the poker parlor to keep more of our Hotel guests in the Casino and to attract more non-Hotel customers to the Casino. We believe that a race-and sports-book facility is important because it serves as a gathering and relaxation point for hotel and other customers. Virtually all of our major competitors have larger race-and sports-book facilities than we currently offer. We expect to remodel the race-and sports-book facility and incorporate sports memorabilia from Planet Hollywood’s extensive collection. In addition, because of the popularity of poker, we intend to expand and relocate the poker parlor adjacent to the expanded race-and sports-book facility.

Expand Amenities.   When we complete the planned renovations to the Aladdin, the PH Resort will offer a variety of non-gaming amenities that we believe will be unique among Las Vegas Strip properties. Our plans include entering into third party agreements to fund, develop and operate various entertainment facilities. Effective December 16, 2004, we entered into a long-term lease agreement whereby CCE will be renovating and leasing the TPA and Showroom. CCE will have the exclusive right to use, reconfigure and operate the leased premises. We will also be able to use the TPA and Showroom for casino and convention needs during certain periods. CCE’s renovation of the Showroom is currently underway. We believe that increasing the number, variety and desirability of non-gaming amenities at the PH Resort will attract more customers and, as a result, increase revenues and profits, including those from our gaming operations.

Upgrade and Expand Restaurant Choices.   Although the Aladdin currently has two upscale restaurants and a large buffet with a wide variety of food choices, none of the dining options at the Aladdin are affiliated with a well-known restaurant or chef from a major U.S. metropolitan area. We believe that most Las Vegas Strip properties currently include these types of dining options and that having one or more of these dining options presents opportunities to attract customers to the Casino and to other non-gaming attractions and amenities at the PH Resort. We intend to enter into agreements with well-known restaurant operators and chefs to offer customers of the PH Resort more dining options.

Develop Vacant Property

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz sold approximately 4 acres of land adjacent to the PH Resort to Westgate, who plans to develop, market, manage and sell timeshare units on the land. Under the Timeshare Purchase Agreement, OpBiz will receive fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. We expect that development of the vacant property will also benefit us by providing additional revenues by increasing the number of potential customers for the PH Resort, as the new towers will not have gaming or certain amenities so those guests will be directed to our Complex for gaming, entertainment and food and beverage facilities.

Markets

We believe that Las Vegas is one of the fastest growing leisure, hotel and entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority, the number of visitors traveling to Las Vegas has continued to increase. The number of visitors increased from approximately 30.5 million in the year ended December 31, 1997 to approximately 38.6 million visitors in the year ended December 31, 2005, and is expected to reach 40.0 million visitors in 2006. There is no guarantee that Las Vegas will have this many visitors in 2006, or that the number of visitors will increase at all.

According to the American Gaming Association, Las Vegas has the highest casino gaming revenues in the United States. A number of major hotel casinos have opened in the past ten years on the Las Vegas Strip, including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas and The Venetian Casino Resort. In addition, a number of existing properties on the Las Vegas Strip have expanded during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Bellagio and Caesars Palace. Despite this significant increase in the supply of rooms in Las Vegas, hotel total occupancy rates exceeded on average 90.6% for the years 1990 to 1999, averaged 92.5% in 2000, 88.9% in 2001, 88.8% in 2002, 85.0% in 2003, 88.6% in 2004 and 89.2% in 2005. There is no guarantee that these occupancy rates will remain high or will not decrease in the future.

According to the Las Vegas Convention and Visitors Authority, gross gaming revenues for properties on the Las Vegas Strip have increased from approximately $3.8 billion in the year ended December 31, 1997 to approximately $6.0 billion in the year ended December 31, 2005. As a result of the increased popularity of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination. There is no guarantee that Las Vegas will continue to grow in popularity. The number of hotel rooms in Las Vegas has increased from 105,347 at December 31, 1997 to 133,186 at December 31, 2005.

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

Competition

The hotel casino industry is highly competitive. The Aladdin competes, and the PH Resort will compete, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. The Aladdin competes, and the PH Resort will compete, with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas.

Many competing properties, such as Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage, The Venetian Casino Resort, the Hard Rock Hotel and Casino and Wynn Las Vegas, have themes and attractions which draw a significant number of visitors and compete with the Aladdin for hotel and gaming customers and conventions and trade shows. Some of these properties are operated by companies that have more than one location and may have greater name recognition and financial and marketing resources than we have and will target the same demographic group as the Aladdin and the PH Resort. We will seek to differentiate the PH Resort from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we will provide and the added value of our arrangements with Planet Hollywood, Starwood and Sheraton.

A number of properties in the Las Vegas market have recently expanded or are expanding their facilities. MGM Mirage has constructed a 928-room “spa tower” addition to Bellagio, as well as an expansion of Bellagio’s spa and salon, meeting space and retail space. Wynn Las Vegas opened in April 2005,  on the 192-acre site of the former Desert Inn Resort & Casino on the Las Vegas Strip . Harrah’s (formerly Caesars Entertainment) has completed construction of a 949-room hotel tower and additional convention and meeting facilities at Caesars Palace, which includes additional retail space and restaurant facilities. The Venetian Casino Resort is constructing a new all-suites hotel tower with approximately 3,000-rooms that is expected to open in the summer of 2007. The Cosmopolitan Resort & Casino, which will be located directly across Las Vegas Boulevard from the PH Resort, will have approximately 2,200 rooms comprised of condo hotel units and hotel rooms and is expected to be completed in late 2007 or early 2008. MGM Mirage is building a 66-acre development currently called Project City Center, which will also be located across Las Vegas Boulevard from the PH Resort. The initial phase of the project is expected to be completed in 2010 and includes a 4,000-room hotel and casino, as well as three 400-room boutique hotels. According to the Las Vegas Convention and Visitors Authority, the number of hotel rooms in Las Vegas is expected to increase by 2,769 in 2006, 8,284 in 2007, 17,136 in 2008 and 6,450 in 2009.

Las Vegas casinos also compete with other hotel casino facilities elsewhere in Nevada and in Atlantic City, riverboat and Native American gaming facilities in other states, hotel casino facilities elsewhere in the world, Internet gaming and other forms of gaming. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. In March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and has become a significant competitive force. The proliferation of Native American gaming in California and gaming activities in other areas could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Asia could reduce the number of Asian customers who would otherwise visit Las Vegas. We also compete with other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. The expansion of legalized gaming into new jurisdictions throughout the United States will also increase competition.

Intellectual Property

We have entered into agreements with Planet Hollywood and Sheraton which, among other things, grant us the right to use certain of their respective intellectual property in connection with the operation of the PH Resort. These licensing arrangements are described below under “Item 13. Certain Relationships and Related Transactions—Transactions with Planet Hollywood.”

We own several registered trademarks utilizing “Aladdin” for use in connection with casinos and casino entertainment services and hotel and restaurant services and will use the Aladdin trademarks until we commence operations as the PH Resort. We do not consider the Aladdin trademarks to be material to our business once we complete the renovation of the Aladdin into the PH Resort.

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

Owner and Operator Licensing Requirements

As the owner and operator of the Aladdin, OpBiz, as a registered company, is required to be licensed by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. This gaming license requires us to pay periodic fees and taxes and is not transferable. We are required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Aladdin or PH Resort without first obtaining licenses and approvals from the Nevada Gaming Authorities. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

Individual Licensing Requirements

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with OpBiz to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and certain key employees of OpBiz, MezzCo, EquityCo and BH/RE are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position. Messrs. Teitelbaum and Earl, along with Michael V. Mecca, President and Chief Executive Officer of BH/RE and OpBiz, Mark S. Helm, General Counsel and Secretary of OpBiz, Theodore W. Darnall, Manager of EquityCo and OpBiz and Michael Belletire and Jess M. Ravich, both Managers of OpBiz have been licensed by the Nevada Gaming Authorities. Applications for Donna Lehmann, Chief Financial Officer of OpBiz and Treasurer of BH/RE and Thomas M. Smith, Manager of OpBiz, are pending approval by the Nevada Gaming Authorities.

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

Employees

Under the terms of the purchase agreement, in connection with the acquisition of the Aladdin, OpBiz was obligated to make offers of employment to all non-management employees of Aladdin Gaming upon completion of the Aladdin acquisition and has hired all employees who accepted the offers of employment. OpBiz currently has approximately 3,100 employees. Aladdin Gaming had entered into a collective bargaining agreement that covers less than 20 employees who work on the Aladdin loading docks. OpBiz has assumed this agreement in connection with the Aladdin acquisition. Negotiations with the Culinary Workers’ Union Local 226, Las Vegas, related to a collective bargaining agreement were completed on October 1, 2005. Approximately 1,200 employees (52%) are now covered by this agreement which expires on May 31, 2007.

ITEM 1A.        RISK FACTORS

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

Planet Hollywood is a franchisor of themed restaurants and related retail shops. In the past, the Planet Hollywood brand has not been associated with hotels or casinos. We cannot assure you that customers will be attracted to a Planet Hollywood-themed resort such as the PH Resort. In addition, Planet Hollywood filed for Chapter 11 bankruptcy protection in October 1999 and emerged in May 2000. Planet Hollywood subsequently filed for Chapter 11 bankruptcy protection in October 2001 and emerged in March 2003. We do not believe that Planet Hollywood’s bankruptcy proceedings have a negative impact on the general perception of the Planet Hollywood brand or will have a negative impact to the PH Resort, but we can provide no assurances in that regard.

OpBiz may need limited approvals from Boulevard Invest to carry out certain of the planned renovations.

Boulevard Invest has agreed to allow OpBiz to change the name of the Aladdin to the PH Resort, to re-theme the Aladdin from its current Arabian-based theme to a Planet Hollywood theme and to develop the vacant property adjacent to the Desert Passage. Boulevard Invest has also agreed to amend the reciprocal use agreements governing the operation and maintenance of the Hotel, Casino, TPA, Showroom, Desert Passage and parking facility accordingly. Boulevard Invest may, however, have limited approval rights to portions of the renovation plans that involve changes to the physical structure of the Desert Passage, changes to the physical structure of the Hotel, Casino or TPA that could affect the Desert Passage and other changes that could adversely affect the Desert Passage. We cannot assure you that Boulevard Invest will approve of such portions of our final plans and specifications, if any. Failure of

Boulevard Invest to give any required approvals might cause us to delay or modify our planned renovations.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial results.

We have $496.9 million of indebtedness under the Credit Agreement, approximately $32.3 million of indebtedness under the Energy Service Agreement and approximately $104.0 million of indebtedness incurred by MezzCo. The indebtedness under the Credit Agreement is secured by a first lien on all of the assets of OpBiz and a pledge of MezzCo’s equity interest in OpBiz.

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

The Credit Agreement contains certain financial covenants, including minimum levels of earnings before interest, tax, depreciation and amortization, which we refer to as EBITDA, a minimum ratio of EBITDA to cash interest expense and a maximum ratio of indebtedness to EBITDA.

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

Risks Related to Our Business

We have a limited operating history.

We were formed to acquire, operate and renovate the Aladdin. While the Aladdin has a history of operations, we have only operated the Hotel and Casino since September 2004. Consequently, we cannot assure you that our planned renovations to the Aladdin and transformation of the Aladdin into the PH Resort will attract the number and type of Hotel and Casino customers and other visitors we desire or whether we will be able to achieve our objective to improve the profitability of the Aladdin.

We will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have a limited operating history, it may be more difficult for us to prepare for and respond to these types of risks, and the other risks described in this Annual Report on Form 10-K, as compared to a company with an established business. If we are not able to manage these risks successfully, our results of operations could be negatively affected.

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

Our employees have joined unions.

In December 2004, a majority of the employees of the Aladdin who could be represented by the culinary union, requested union representation. Negotiations between management of OpBiz and the culinary union commenced on March 1, 2005 and a final collective bargaining agreement was completed effective October 1, 2005 and expires on May 31, 2007. We believe that the collective bargaining agreement will not have a material impact on OpBiz’s results of operations or financial position.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Substantially all of our assets have been pledged as collateral for our Credit Facility. The outstanding balance under the Credit Facility was approximately $496.9 million at December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness”.

The Complex occupies a 35-acre site located on the northeast corner of  the Strip and Harmon Avenue in Las Vegas, Nevada. We own approximately 21.8 acres, which consists of the Aladdin, the TPA, the Showroom, Hotel, Casino, various restaurants and bars and the central utility plant. Approximately 0.62 acres are leased to the owner and operator of the central utility plant.

ITEM 3.                LEGAL PROCEEDINGS

As of December 31, 2005, neither BH/RE nor any of its subsidiaries is a party to any material litigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

As of December 31, 2005, there were two holders of record of BH/RE’s voting membership interests and three holders of record of BH/RE’s equity membership interests.

BH/RE does not pay, and does not anticipate paying, any distributions to the holders of its membership interests, other than distributions in respect of income taxes payable by such members resulting from their ownership of membership interests.

There were no sales or repurchases of securities of BH/RE during the year ended December 31, 2005.

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

	For the years ended December 31,
				Predecessor Information
	2005	2004(a)	2003(b)	2004(c)	2003	2002	2001
	(in thousands)
Operating Results:
Net revenues	$306,258	$96,141	$—	$190,889	$266,540	$236,384	$260,387
Operating costs and expenses, excluding the following items	284,602	85,465	—	146,791	255,111	263,052	294,455
Pre-opening expenses(c)	—	1,684	1,283	—	—	—	—
Impairment of long-lived assets(d)	—	—	—	1,732	29,478	—	—
Loss on disposition of assets	1,787	—	—	—	—	—	—
Operating income (loss)	19,869	8,992	(1,283)	42,366	(18,049)	(26,668)	(34,068)
Other income (expense), net	(49,730)	(15,648)	52	(2,541)	(9,953)	(11,883)	(74,383)
Income (loss) before income taxes, cumulative effect of change in accounting principal and reorganization items	(29,861)	(6,656)	(1,231)	39,825	(28,002)	(38,551)	(108,451)
Income tax provision	(15)	—	—	—	—	—	—
Cumulative effect of change in accounting principal	—	—	—	—	—	—	(10,709)
Reorganization items	—	—	—	(6,647)	(12,103)	(10,604)	(25,756)
Net income (loss)	$(29,876)	$(6,656)	$(1,231)	$33,178	$(40,105)	$(49,155)	$(144,916)
Balance Sheet Data:
Total assets	$654,495	$663,383	$13	$548,634	$564,198	$621,057	$677,287
Long-term debt	604,877	584,814	—	33,958	34,690	35,664	1,750
Member’s equity (deficit)	(16,263)	13,613	(1,231)	(20,194)	(53,372)	(13,267)	35,888

(a)           Includes the operations of BH/RE and its subsidiaries for the twelve months ended December 31, 2004, which includes the operations of the Aladdin for four months beginning on September 1, 2004.

(b)          Including the operations of BH/RE and its subsidiaries from the date of formation (March 31, 2003) through December 31, 2003.

(c)           Includes the operations of the Aladdin by Aladdin Gaming for the eight months ended August 31, 2004.

(d)          Pre-opening expenses for the year ended December 31, 2004 were approximately $1.7 million, which included costs incurred prior to the acquisition of the Aladdin by BH/RE on September 1, 2004. Pre-opening expenses for the year ended December 31, 2003 were approximately $1.3 million.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2005 as compared to the year ended December 31, 2004, and the year ended December 31, 2004 as compared to the year ended December 31, 2003, as if there was no change in ownership of the Aladdin.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in the notes to the consolidated financial statements.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s consolidated balance sheet as of December 31, 2005, are based on the independent third party appraisal.

Derivative Instruments and Hedging Activities

As further consideration to the lenders under the Credit Agreement, BH/RE has issued warrants to purchase membership interests held by BH/RE in EquityCo. BH/RE accounts for the outstanding warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”.

In conjunction with the Mezzanine Financing, MezzCo issued warrants to purchase membership interests in the fully diluted equity of MezzCo which contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing”.

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

Players’ Club Program

Players’ club members earn points based on gaming activity, which can be redeemed for cash. We accrue expense related to this program as the points are earned based on historical redemption percentages.

Allowance for Doubtful Accounts Reserves

Our receivables balances relate primarily to our hotel and casino operations. We reserve an estimated amount for receivables that may not be collected. We estimate the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customers’ financial condition, collection history and any other known information.

The allowance for doubtful accounts as a percentage of receivables at December 31, 2005 increased when compared to December 31, 2004 primarily as a result of the increase in casino receivables. The increase in casino receviables is commensurate with the increase in marker play throughout 2005. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their markers timely. Markers are generally legally enforceable instruments in the United States and at December 31, 2005, all of our casino receivables were owed by customers in the United States.

The following table summarizes our receivable balances (in thousands):

	December 31,
	2005	2004
Casino	$12,173	$5,712
Hotel	8,470	7,735
Other	3,593	1,433
	24,236	14,880
Allowance for doubtful accounts	(4,443)	(2,254)
Receivables, net	$19,793	$12,626

Self-Insurance Accruals

We are self-insured, up to certain limits, for costs associated with employee medical coverage. We accrue for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported.

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

Membership Interests

As of December 31, 2005, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitiled to options to purchase between 0.2% and 5% of the equity of MezzCo. The options were granted with an exercise price equal to or greater than the fair value at the date of grant.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss would have been as follows on a pro forma basis:

BH/RE, L.L.C. and Subsidiaries
For the Year Ended December 31,

	2005	2004
Net-loss	$(29,876)	$(6,656)
Stock-based compensation cost	(178)	(121)
Pro-forma net loss	$(30,054)	$(6,777)

The estimated fair value of options granted during 2004 was $830,000 and was computed using a Black-Scholes valuation model with the following assumptions: risk free interest rate of 3.79%; no expected dividend yields; a 36% volatity rate; and expected lives of 84 months.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires that the compensation costs relating to share-based payments transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured on fair value models of the equity or liability instruments issued. The Company currently disclosed pro-forma compensation expense annually by calculating the membership unit option grants’ fair value using the Black-Scholes or other valuation model and disclosing the impact on net loss in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net loss if it had been in effect during the years ended December 31, 2005, 2004 and 2003. The Company will begin to apply FSAS No. 123(R) using the modified prospective method as of the interim reporting period ending March 31, 2006 as provided by the Securities Exchange Commission announcement on April 14, 2005 which amended the effective date.  Based on membership unit options outstanding as December 31, 2005, the Company estimates approximately $0.3 million in expense to be recorded during 2006, $0.1 million in 2007, and $0 thereafter.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses.

Results of Operations

The following table highlights the results of operations of the Aladdin. The amounts for the year ended December 31, 2004 include the eight months of operations by Aladdin Gaming and the four months of operations by OpBiz.

	Year Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(In thousands)
Net revenues	$306,258	6.7%	$287,030	7.7%	$266,540
Operating expenses:
Casino	75,016	7.8%	69,590	11.1%	62,626
Hotel	45,123	37.8%	32,751	13.3%	28,913
Food and beverage	51,373	14.4%	44,896	2.0%	44,032
Other	10,146	(16.2)%	12,110	(15.6)%	14,344
Selling, general and administrative	79,352	21.9%	65,095	5.5%	61,701
Depreciation and amortization	23,592	201.9%	7,814	(82.0)%	43,495
Preopening expenses	—	(100.0)%	1,684	31.3%	1,283
Impairment of long-lived assets	—	(100.0)%	1,732	(94.1)%	29,478
Loss on disposition of assets	1,787	100.0%	—	0.0%	—
Operating income (loss)	$19,869	(61.3)%	$51,358	365.7%	$(19,332)

Net revenues for the year ended December 31, 2005, improved over that of the year ended December 31, 2004. We experienced improvement consistent with the Las Vegas Strip market with increases in both gaming and non-gaming revenues. The decrease in operating income was primarily due to increased SG&A expenses including management bonuses and legal and professional fees, which were included as re-organizational costs and not SG&A by Aladdin Gaming in 2004, as well as the increase in depreciation which was not recorded during the first eight months of 2004 while Aladdin Gaming was undergoing bankruptcy proceedings and assets were classified as “held for sale”. Management fees paid to Starwood under the Sheraton Hotel Management Contract and repair and maintenance expense in the hotel division also significantly contributed to the decline in operating income.

Net revenues and overall operating results for the year ended December 31, 2004 improved over that of the year ended December 31, 2003 due to improvements in general economic conditions throughout 2004. The increase in operating income was primarily due to depreciation not being recorded during the first eight months of 2004 while Aladdin Gaming was undergoing bankruptcy proceedings and assets were classified as “held for sale”.

The following table highlights the various sources of our revenues and expenses as compared to the prior years. The amounts for the year ended December 31, 2004 include both the eight months of operations by Aladdin Gaming and the four months of operations by OpBiz.

	Year Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(In thousands)
Casino revenues	$130,083	9.5%	$118,842	7.4%	$110,642
Casino expenses	75,016	7.8%	69,590	11.1%	62,626
Margin	42.3%		41.4%		43.4%
Hotel revenues	$110,443	4.1%	$106,112	10.7%	$95,836
Hotel expenses	45,123	37.8%	32,751	13.3%	28,913
Margin	59.1%		69.1%		69.8%
Food and beverage revenues	$74,594	2.9%	$72,473	6.4%	$68,084
Food and beverage expenses	51,373	14.4%	44,896	2.0%	44,032
Margin	31.1%		38.1%		35.3%
Other revenues	$17,511	4.4%	$16,775	(8.7)%	$18,378
Other expenses	10,146	(16.2)%	12,110	(15.6)%	14,344
Selling, general and administrative expenses	$79,352	21.9%	$65,095	5.5%	$61,701
Percent of net revenues	25.9%		22.7%		23.1%

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

2005 compared with 2004

Casino revenues increased 9.5% to $130.1 million for the year ended December 31, 2005 as compared to $118.8 million for the year ended December 31, 2004. Table games revenue for the year ended December 31, 2005, increased by approximately $8.1 million or 18.4% as compared to the year ended December 31, 2004. The increase in table games revenue was due to an increase in table drop of $23.3 million, as well as an increase in win percentage to 18.1% in 2005 from 16.6% in 2004. Slot revenue for the year ended December 31, 2005, decreased by approximately $1.5 million or 1.7% as compared to the year ended December 31, 2004. The decrease in slot revenue was the result of a decrease in slot handle of approximately $20.2 million, which resulted from the elimination of several marketing initiatives that were in place in 2004, including promotional play offers that were included in slot handle. The elimination of promotional and other expenses associated with these initiatives assisted in the improved casino operating margin. Combined revenues from other gaming activities increased by $3.2 million or 156.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to the addition of poker in October 2004 and Keno in April 2005, as well as improved results in the race and sports book.

Casino expenses increased 7.8% to $75.0 million for the year ended December 31, 2005 as compared to $69.6 million for the year ended December 31, 2004. The casino profit margin increased 0.9 percentage points in comparing the same twelve-month periods. The increase in casino expenses was mainly due to the addition of certain promotional expenses related to marketing initiatives that have been put in place to maintain casino revenue levels throughout the renovation period, as well as increases in payroll and the casino allowance for doubtful accounts over the prior year.

2004 compared with 2003

Casino revenues increased 7.4% to $118.8 million for the year ended December 31, 2004 as compared to $110.6 million for the year ended December 31, 2003. The increase in casino revenues was primarily driven by improvement in slot revenue due to the addition of new and more popular gaming devices and the conversion of a significant amount of our gaming devices to “ticket-in, ticket-out” technology. Table games revenues also increased by $1.1 million over the same twelve-month period.

Casino expenses increased 11.1% to $69.6 million for the year ended December 31, 2004 as compared to $62.6 million for the year ended December 31, 2003. The casino profit margin decreased 2.0 percentage points in comparing the same twelve-month periods. The increase in casino expenses was mainly the result of increased employee benefit expenses, as well as an increase in the base gaming tax rate in August 2003.

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

2005 compared with 2004

Hotel revenues increased 4.1% to $110.4 million for the year ended December 31, 2005 as compared to $106.1 million for the year ended December 31, 2004. Hotel occupancy percentages for the year ended December 31, 2005, remained consistent with the year ended December 31, 2004 at 97%. Average daily room rates increased to $121 as compared to $117 for the same twelve-month periods, resulting in increased Hotel revenues. The increase in Hotel revenues and average daily room rates are primarily due to an improvement in general economic conditions during 2005, a higher demand for rooms in Las Vegas in general and the improved channels of marketing through Starwood.

Hotel expenses increased 37.8% to $45.1 million for the year ended December 31, 2005 as compared to $32.8 million for the year ended December 31, 2004. The Hotel profit margin decreased 10.0 percentage points over the same twelve-month period. The decrease in Hotel profit margin was primarily due to repairs and maintenance expenses related to upgrades and amenities in the Hotel rooms, management fees paid to Starwood under the management contract beginning in September 2004 and an increase in payroll and related benefits resulting from the collective bargaining agreement with the culinary union which became effective October 1, 2005. The payroll and related benefit increases incurred as a result of the union agreement and the management fees under the Starwood management contract will be on-going. We do not expect the magnitude of the on-going repair and maintenance expense to be as large as the current year, which accounted for 13% of the operating expense increase.

2004 compared with 2003

Hotel revenues increased 10.7% to $106.1 million for the year ended December 31, 2004 as compared to $95.8 million for the year ended December 31, 2003. The hotel occupancy percentage for the year ended

December 31, 2004 was 97% as compared to 98% for the year ended December 31, 2003. Average daily room rates increased to $117 for the year ended December 31, 2004 as compared to $105 for the year ended December 31, 2003, resulting in the increase in hotel revenues. The increase in hotel revenues and average daily room rates was primarily due to an improvement in general economic conditions throughout 2004 and a higher demand for rooms in Las Vegas in general.

Hotel expenses increased 13.3% to $32.8 million for the year ended December 31, 2004 as compared to $28.9 million for the year ended December 31, 2003. Hotel profit margin decreased 0.7 percentage points over the same twelve-month period. The decrease in hotel profit margin was primarily due to increased employee benefit expenses and the addition of management fees paid to Starwood under the management contract beginning in September 2004.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest.

2005 compared with 2004

Combined food and beverage revenues increased 2.9% to $74.6 million for the year ended December 31, 2005 as compared to $72.5 million for the year ended December 31, 2004. Food revenues increased $2.2 million or 3.9% over the same twelve-month period, while beverage revenues remained consistent with the prior year. The increase in food revenues was primarily due to the addition of the new menus in the café and high-end restaurants in 2005.

Combined food and beverage expenses increased 14.4% to $51.4 million for the year ended December 31, 2005 as compared to $44.9 million for the year ended December 31, 2004. Food and beverage profit margin decreased 7.0 percentage points in comparing the same twelve-month period. The increase in food and beverage expenses and the resulting decrease in food and beverage margins were primarily due to management fees paid to Starwood under the management contract beginning in September 2004 and an increase in payroll and related benefits resulting from the collective bargaining agreement with the culinary union which became effective October 1, 2005. As the management fees under the Starwood agreement and the payroll and benefit increases related to the union are permanent additions to the expense structure, we expect the decline in profit margin for owned food and beverage outlets to be on-going.

2004 compared with 2003

Combined food and beverage revenues increased 6.4% to $72.5 million for the year ended December 31, 2004 as compared to $68.1 million for the year ended December 31, 2003. Food revenues increased $3.8 million or 7.2% and beverage revenues increased $0.9 million or 4.5% over the same twelve-month periods. The increase in revenue was primarily due to selected price increases, particularly in the buffet.

Combined food and beverage expenses increased 2.0% to $44.9 million for the year ended December 31, 2004 as compared to $44.0 million for the year ended December 31, 2003. Expense increases were commensurate with revenue increases. Food and beverage profit margin increased 2.8 percentage points over the same twelve-month period.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

2005 compared with 2004

Other revenues increased 4.4% to $17.5 million for the year ended December 31, 2005 as compared to $16.8 million for the year ended December 31, 2004. The increase in other revenues is primarily due to the restructuring of shared telephone revenue from a 15% revenue share to the Aladdin to 100% beginning in January 2005 and a 24.7% increase in rental income. The increase in other revenue was partially offset by a decrease in entertainment revenue resulting from the closing of the Steve Wyrick showroom in April 2005 for remodeling under the Clear Channel agreement.

Other expenses decreased 16.2% to $10.1 million for the year ended December 31, 2005 as compared to $12.1 million for the year ended December 31, 2004. The decrease in other expenses was directly related to the closing of the Showroom for remodel in April 2005.

2004 compared with 2003

Other revenues decreased 8.7% to $16.8 million for the year ended December 31, 2004 as compared to $18.4 million for the year ended December 31, 2003. Other expenses decreased 15.6% to $12.1 million for the year ended December 31, 2004 as compared to $14.3 million for the year ended December 31, 2003. The decrease in other revenues and other expenses was primarily due to fewer performances in the TPA during 2004 resulting in decreased revenue and expenses.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 21.9% to $79.4 million for the year ended December 31, 2005 as compared to $65.1 million for the year ended December 31, 2004. SG&A expenses as a percentage of net revenues increased 3.2 percentage points in comparing the same twelve-month periods. The increase in SG&A expenses was primarily due to repair and maintenance expenses incurred in the fourth quarter and included painting the building and additional administrative office space. The addition of management bonuses and legal and professional fees, which were included in reorganization costs reported below the operating income line and not in SG&A by Aladdin Gaming in 2004, also contributed to the increase in SG&A expenses when compared to prior year.

SG&A expenses increased 5.5% to $65.1 million for the year ended December 31, 2004 as compared to $61.7 million for the year ended December 31, 2003. SG&A expenses as a percentage of net revenues decreased 0.4 percentage points in comparing the same twelve-month periods. The increase in SG&A expenses was primarily due to an increase in payroll and related expenses, as well as the addition of management and centralized services fees incurred under the Starwood Management Agreement beginning in September 2004.

Depreciation and Amortization

Aladdin Gaming did not record depreciation expense during 2004, as the assets were classified as “held for sale”. As a result, depreciation expense for the year ended December 31, 2005, was significantly greater than the same period in the prior year. Depreciation and amortization expense was approximately $23.6 million for the year ended December 31, 2005 as compared to $7.8 million for the year ended December 31, 2004.

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

Net Interest Expense

Net interest expense increased to $55.0 million for the year ended December 31, 2005 as compared to $19.1 million for the year ended December 31, 2004. The increase in net interest expense is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004. See “Description of Certain Indebtedness” below.

Net interest expense increased 92.7% to $19.1 million for the year ended December 31, 2004 as compared to $9.9 million for the year ended December 31, 2003. The increase in net interest expense is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

Interest expense under the Credit Agreement is calculated quarterly and is based on the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin. LIBOR increased approximately  150 basis points throughout 2005 thereby increasing our average borrowing rate and related interest expense. The increases in LIBOR resulted in approximately $3.7 million in additional interest expense for the year ended December 31, 2005.

Financial Impact of Renovation of the Aladdin

As discussed in “Item 1A.—Risks Related to the Aladdin Renovation”, we have embarked upon a renovation plan that will transition the Aladdin into the PH Resort. The renovation project was substantially underway in January 2006 and is being conducted in phases to attempt to reduce disruption to our business to the extent practicable. Our operating projections for 2006 assumed certain business level declines as a result of the renovation project. Although the declines in Hotel and Casino operations have not been as great as anticipated, we have experienced greater declines than anticipated in other operating areas, particularly food and beverage.  We believe that cost savings measures implemented to date will allow us to offset the noted declines and that we will operate within the parameters of the originally established operating projections throughout the renovation period in 2006. We can provide no assurance that we have accurately estimated our operating projections and that we will not experience additional unforeseen events that will adversely impact our operating results during the renovation period.

Liquidity and Capital Resources

During the year ended December 31, 2005, the Aladdin utilized cash flows from operating activities of approximately $4.6 million and had a balance of $41.4 million in cash and cash equivalents as of December 31, 2005, which was a $4.4 million increase over the balance as of December 31, 2004. We also had restricted cash and cash equivalents of approximately $87.8 million, which is designated to be used for costs associated with the renovation of the Aladdin to the PH Resort.

Our primary cash requirements for 2006 are expected to include (i) up to approximately $100 million in capital expenditures related to the renovation project, (ii) approximately $21.2 million for maintenance capital expenditures and (iii) up to approximately $31.8 million in interest payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz at the closing and the working capital, including the cash, we acquired from Aladdin Gaming under the purchase agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for the period that the Aladdin is under renovation. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE. The Credit Agreement provides that OpBiz will be permitted to make tax distributions.

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

Off Balance Sheet Arrangements

As of December 31, 2005, we did not have any off balance sheet arrangements. We have not entered into any transactions with special purposes entities, nor have we engaged in any derivative transactions other than the warrants attached to the Senior Notes and Mezzanine Financing described above (see “Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities”).

Commitments and Contractual Obligations

The following table summarizes our scheduled commitments and contractual obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter
	(In thousands)
Long-term debt(a)	$2,671	$9,092	$18,035	$23,251	$458,461	$278,698
Sheraton hotel management contract(b)	9,673	10,462	10,458	10,815	11,155	214,112
Planet Hollywood licensing agreement(c)	—	2,333	3,360	3,785	3,904	74,939
Energy service consumption charges	1,140	1,140	1,140	1,140	1,140	10,260
Operating leases(d)	2,076	2,083	1,988	—	—	—
Employment agreements	3,779	3,602	2,140	—	—	—
Common Parking Area Use agreement(e)	5,120	5,120	5,120	5,120	5,376	726,179
Total	$24,459	$33,832	$42,241	$44,111	$480,036	$1,304,188

(a)           See Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          We pay management fees to Sheraton under the hotel management contract. These management fees are generally based on various percentages of our non-gaming revenues. See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K. We will also pay Sheraton a centralized service fee, a portion of which is fixed and which is shown in the table above, and other de minimis charges which are included in the table above. Amounts are based on internal projections made by management.

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

•       $6.25 million on the first day of each fiscal quarter during the period beginning on August 31, 2009 and ending on August 31, 2010; and

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

In particular, after OpBiz accumulates certain permitted cash reserves, OpBiz is required to pay 100% of its excess cash flow (as defined in the Credit Agreement) from operations to the lenders under the Credit Agreement. That percentage decreases to 75%, then 50%, if OpBiz meets certain targeted ratios of total debt to EBITDA, or certain leverage ratios, for any two consecutive fiscal quarters. As of December 31, 2005, OpBiz did not reach the permitted cash reserve levels and has therefore not made any excess cash flow payments under the Credit Agreement.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of  (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of December 31, 2005. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of December 31, 2005, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $3.9 million. The estimated fair value of the warrants was approximately $4.1 million at December 31, 2005 and December 31, 2004, and is recorded separately from the related debt within other long-term liabilities.

Energy Services Agreement

Northwind, a third party, owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. We have assumed the energy service agreement, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at December 31, 2005 would increase the annual interest cost by approximately $2.9 million.

The following table provides information about our long-term debt at December 31, 2005 (see also “Description of Certain Indebtedness” above):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Term Loan A notes	August 2010	$500,000	$460,293	$481,065
Term Loan B notes	August 2010	10,000	10,985	10,985
Mezzanine Financing	August 2011	87,000	103,956	107,836
Energy Services Agreement	March 2018	33,862	32,314	32,314
Total long-term debt		$630,862	$607,548	$632,200

We currently do not utilize any hedging instruments, interest rate swaps or other forms of derivatives to manage interest rate risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers of BH/RE, L.L.C.

We have audited the accompanying consolidated balance sheets of BH/RE, L.L.C. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 31, 2003 (date of formation) through December 31, 2003. Our audit also included the financial statement schedule in the Index of Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BH/RE, L.L.C. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from March 31, 2003 (date of formation) through December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
March 29, 2006

Report of Independent Registered Public Accounting Firm

To Reorganized Aladdin Gaming, LLC

We have audited the accompanying consolidated statements of operations and cash flows of Aladdin Gaming, LLC (a Nevada limited liability company) and subsidiaries (the “Predecessor”) for the eight months ended August 31, 2004 and the year ended December 31, 2003. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aladdin Gaming, LLC and subsidiaries for the eight months ended August 31, 2004 and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
January 31, 2005

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,419	$37,016
Receivables, net	19,793	12,626
Inventories	2,165	2,489
Prepaid expenses	4,913	5,253
Deposits and other current assets	3,058	3,258
Total current assets	71,348	60,642
Property and equipment, net	485,746	494,781
Restricted cash and cash equivalents	87,787	96,199
Other assets, net	9,614	11,761
Total assets	$654,495	$663,383
LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,671	$1,268
Accounts payable	3,359	2,095
Accrued payroll and related	13,373	10,652
Accrued interest payable	6,896	6,498
Accrued taxes	2,994	2,500
Accrued expenses	6,183	8,123
Deposits	4,563	4,040
Other current liabilities	6,159	4,386
Due to affiliates	1,591	1,887
Total current liabilities	47,789	41,449
Long-term debt, less current portion	604,877	584,814
Other long-term liabilities	4,229	4,375
Total liabilities	656,895	630,638
Commitments and contingencies
Minority interest	13,863	19,132
Members’ equity:
Member’s equity (deficit)	21,500	21,500
Accumulated deficit	(37,763)	(7,887)
Total members’ equity (deficit)	(16,263)	13,613
Total liabilities and members’ equity (deficit)	$654,495	$663,383

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

			For the period
			from March 31,
			2003
			(Date of
			Formation)	Predecessor Information
	Year Ended	Year Ended	through	Eight Months Ended	Year Ended
	December 31,	December 31,	December 31,	August 31,	December 31,
	2005	2004	2003	2004	2003
Operating revenues:
Casino	$130,083	$41,068	$—	$77,774	$110,642
Hotel	110,443	34,407	—	71,705	95,836
Food and beverage	74,594	23,242	—	49,231	68,084
Other	17,511	5,813	—	10,962	18,378
Gross revenues	332,631	104,530	—	209,672	292,940
Promotional allowances	(26,373)	(8,389)	—	(18,783)	(26,400)
Net revenues	306,258	96,141	—	190,889	266,540
Operating costs and expenses:
Casino	75,016	22,333	—	47,257	62,626
Hotel	45,123	11,741	—	21,010	28,913
Food and beverage	51,373	16,433	—	28,463	44,032
Other	10,146	2,982	—	9,128	14,344
Selling, general and administrative	79,352	24,162	—	40,933	61,701
Depreciation and amortization	23,592	7,814	—	—	43,495
Preopening expenses	—	1,684	1,283	—	—
Impairment of long-lived assets	—	—	—	1,732	29,478
Loss on disposition of assets	1,787	—	—	—	—
	286,389	87,149	1,283	148,523	284,589
Operating income (loss)	19,869	8,992	(1,283)	42,366	(18,049)
Other income (expense):
Interest expense, net	(54,964)	(16,525)	61	(2,541)	(9,953)
Minority interest in (income) loss	5,269	877	(9)	—	—
Loss on warrant valuation	(35)	—	—	—	—
Reorganization costs	—	—	—	(6,647)	(12,103)
	(49,730)	(15,648)	52	(9,188)	(22,056)
Pre-tax income (loss)	(29,861)	(6,656)	(1,231)	33,178	(40,105)
Provision for income taxes	(15)	—	—	—	—
Net income (loss)	$(29,876)	$(6,656)	$(1,231)	$33,178	$(40,105)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

For the period from March 31, 2003 (Date of Formation)

through December 31, 2005

(amounts in thousands)

			Total
			Member’s
	Equity	Accumulated	Equity
	Contributions	Deficit	(Deficit)
Balances, March 31, 2003	$—	$—	$—
Net loss	—	(1,231)	(1,231)
Balances, December 31, 2003	—	(1,231)	(1,231)
Member contributions	21,500	—	21,500
Net loss	—	(6,656)	(6,656)
Balances, December 31, 2004	21,500	(7,887)	13,613
Member contributions	—	—	—
Net loss	—	(29,876)	(29,876)
Balances, December 31, 2005	$21,500	$(37,763)	$(16,263)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

			For the period
			from March 31,
			2003
			(Date of
			Formation)	Predecessor Information
	Year Ended	Year Ended	through	Eight Months Ended	Year Ended
	December 31,	December 31,	December 31,	August 31,	December 31,
	2005	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(29,876)	$(6,656)	$(1,231)	$33,178	$(40,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,592	7,814	—	—	43,496
Amortization of debt discount and issuance costs	7,038	503	—	—	—
Minority interest in income (loss)	(5,269)	17,623	1,509	—	—
Change in value of warrants	159	—	—	—	—
Impairment of long-lived assets	—	—	—	1,732	29,478
Loss on disposition of assets	1,787	—	—	—	—
Reorganization items:
Professional fees	—	—	—	2,433	10,576
Management retention expense	—	—	—	2,139	1,925
Loss on extinguishment of pre-petition debt	—	—	—	—	(20)
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	—	(111)	(876)
Changes in assets and liabilities:
Receivables, net	(7,167)	(12,626)	—	2,216	1,449
Inventories and prepaid expenses	664	(7,742)	—	2,686	603
Other assets	(493)	(6,928)	—	951	(434)
Accounts payable	1,264	2,095	—	(3,729)	(6,312)
Accrued expenses and other current liabilities	3,673	38,086	—	(5,830)	(281)
Net cash (used in) provided by operating activities before cash payments for reorganization items	(4,628)	32,169	278	35,665	39,499
Cash payments for reorganization items:
Professional fees paid	—	—	—	(4,572)	(11,464)
Loss on extinguishment of pre-petition debt	—	—	—	—	20
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	—	111	875
Cash payments for reorganization items	—	—	—	(4,461)	(10,569)
Net cash (used in) provided by operating activities	(4,628)	32,169	278	31,204	28,930
Cash flows from investing activities:
Acquisition of Aladdin Resort and Casino, net of cash acquired	—	(466,409)	—	—	—
Construction contracts payable	—	—	—	—	(48)
Purchases of property and equipment	(15,060)	(1,787)	—	(988)	(3,061)
Proceeds from sale of assets	49	—	—	—	—
Restricted cash and cash equivalents	8,412	(86,138)	(10,061)	76	1,187
Net cash used in investing activities	(6,599)	(554,334)	(10,061)	(912)	(1,922)
Cash flows from financing activities:
Payable-in-kind interest added to debt principal	16,886	4,936	—	—	—
Payments under CUP financing	(1,256)	(388)	—	—	—
Member contributions	—	21,500	—	—	—
Borrowings under bank facilities	—	561,576	—	—	—
Payments under bank facility	—	(14,000)	—	(732)	(11,199)
Issuance of warrants	—	4,375	—	—	—
Debt issuance costs	—	(9,035)	—	—	—
Advances from affiliates	—	(13,008)	13,008	—	—
Deferred acquisition costs	—	3,225	(3,225)	—	—
Adequate protection payments - secured lenders	—	—	—	(33,450)	—
Adequate protection payments - GECC	—	—	—	(5,000)	—
Other, net	—	—	—	—	—
Net cash provided by (used in) financing activities	15,630	559,181	9,783	(39,182)	(11,199)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,403	37,016	—	(8,890)	15,809
Balance, beginning of period	37,016	—	—	38,240	22,431
Balance, end of period	$41,419	$37,016	$—	$29,350	$38,240
Supplemental cash flow disclosures:
Cash paid for interest	$32,189	$2,914	$—	$2,573	$9,007
Assumption of Central Utility Plant obligation	$—	$33,958	$—	$—	$—
Non-cash preferred dividends	$—	$—	$—	$—	$7,392

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

BH/RE, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE” or the “Company”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned by a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo, and OpBiz, L.L.C. (“OpBiz”) is a wholly owned subsidiary of MezzCo. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

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

The total intangible assets of $3.7 million are being amortized over their respective remaining useful lives and include a customer list valued at $2.7 million with a useful life at September 1, 2004 of approximately 4 years and a trade name valued at approximately $1.0 million with a useful life at September 1, 2004 of 1.5 years.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $87.8 million and $96.2 million at December 31, 2005 and 2004, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzes the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information. The allowance for doubtful accounts totaled approximately $4.4 million and $2.3 million as of December 31, 2005 and 2004, respectively.

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

Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flows model.

Property and equipment are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flows model.

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s consolidated balance sheets as of December 31, 2005 and 2004, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization totaled approximately $7.0 million and $8.5 million as of December 31, 2005 and 2004, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name, on its consolidated balance sheets at December 31, 2005 and 2004. The customer list was valued at approximately $2.7 million at the time of purchase and at December 31, 2005 and 2004, had a net book value of approximately $1.8 million and $2.5 million, respectively. The trade name was valued at approximately $1.0 million at the time of purchase and at December 31, 2005 and 2004, had a net book value of approximately $0.1 million and $0.8 million, respectively. The customer list and trade name are being amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the years ended December 31, 2005 and 2004, totaled approximately $1.3 million and $0.4 million, respectively.

Derivative Instruments and Hedging Activities

As further consideration to the lenders under the Credit Agreement, BH/RE has issued warrants to purchase membership interests held by BH/RE in EquityCo. BH/RE accounts for the outstanding warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

In conjunction with the Mezzanine Financing, MezzCo issued warrants to purchase membership interests in the fully diluted equity of MezzCo which contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing.”

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and are listed in the table below. The year ended December 31, 2004 for BH/RE includes the four months of operating results since the Aladdin acquisition by OpBiz on August 31, 2004 and should be read in conjunction with the predecessor information for the eight-month performance ended August 31, 2004:

			For the period
			from March 31,
			2003
			(Date of	Predecessor Information
			Formation)	Eight months	Year
	Year ended		through	ended	ended
	December 31,		December 31,	August 31,	December 31,
	2005	2004	2003	2004	2003
	(amounts in thousands)
Rooms	$3,779	$1,151	$—	$2,208	$3,476
Food and beverage	10,610	3,447	—	10,251	10,051
Other	1,370	440	—	579	1,806
Total cost of promotional allowances	$15,759	$5,038	$—	$13,038	$15,333

Players’ Club Program

Players’ club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense related to this program as the points are earned based on historical redemption percentages. The total accrued liability related to the players’ club was $1.7 million at December 31, 2005, compared to $1.9 million at December 31, 2004.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported and totaled approximately $2.7 million as of December 31, 2005 and 2004.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $4.9 million, $1.2 million and $0 for the years ended December 31, 2005 and 2004 and the period from March 31, 2003 (Date of Formation) through December 31, 2003, respectively.

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

Membership Interests

As of December 31, 2005, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitiled to options to purchase between 0.2% and 5% of the equity of MezzCo.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss would have been as follows on a pro forma basis:

BH/RE, L.L.C. and Subsidiaries
For the Year Ended December 31,

	2005	2004
Net-loss	$(29,876)	$(6,656)
Stock-based compensation cost	(178)	(121)
Pro-forma net loss	$(30,054)	$(6,777)

The estimated fair value of options granted during 2004 was $830,000 and was computed using a Black-Scholes valuation model with the following assumptions:  risk free interest rate of 3.79%; no expected dividend yields; a 36% volatity rate; and expected lives of 84 months.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires that the compensation costs relating to share-based payments transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured on fair value models of the equity or liability instruments issued. The Company currently disclosed pro-forma compensation expense annually by calculating the membership unit option grants’ fair value using the Black-Scholes or other valuation model and disclosing the impact on net loss in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net loss if it had been in effect during the years ended December 31, 2005, 2004 and 2003. The Company will begin to apply FSAS No. 123(R) using the modified prospective method as of the interim reporting period ending March 31, 2006 as provided by the Securities Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on membership unit options outstanding as December 31, 2005, the Company estimates approximately $0.3 million in expense to be recorded during 2006, $0.1 million in 2007, and $0 thereafter.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses.

Reclassifications

Certain amounts in the Deember 31, 2004 and 2003 consolidated financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on the previously reported net income.

3.   RECEIVABLES

Accounts receivable consist of the following (in thousands):

	December 31,
	2005	2004
Casino	$12,173	$5,712
Hotel	8,470	7,735
Other	3,593	1,433
	24,236	14,880
Allowance for doubtful accounts	(4,443)	(2,254)
Receivables, net	$19,793	$12,626

4.   PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	December 31,
	2005	2004
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	34,194	35,172
Construction in progress	14,685	1,787
	514,092	502,172
Accumulated depreciation	(28,346)	(7,391)
Property and equipment, net	$485,746	$494,781

Of the $98.0 million in land value, $29.5 million has been allocated to the Timeshare Land.

Depreciation expense was approximately $22.3 million and $7.4 million for the years ended December 31, 2005 and 2004, respectively. BH/RE recorded no depreciation expense for the period from March 31, 2003 (Date of Formation) through December 31, 2003.

5.   ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued slot club points	$1,688	$1,900
Accrued accounts payable	1,314	460
Accrued progressive reserve	731	277
Accrued utilities	477	540
Accrued legal fees	462	701
Accrued slot participation fees	440	643
Accrued commissions	289	432
Accrued Central Utility Plant charges	271	1,287
Accrued advertising	226	354
Accrued acquisition costs	—	796
Other accrued expenses	285	733
Accrued expenses	$6,183	$8,123

6.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Outstanding chips	$1,981	$1,852
Advance ticket sales	1,439	421
Gaming and related	1,276	710
Advance commissions	880	1,245
Other current liabilities	583	158
Other current liabilities	$6,159	$4,386

7.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Term Loan A—$500 million senior notes, net of unamortized discount of $25,632 and $31,162	$460,293	$454,838
Term Loan B—$10 million senior notes	10,985	10,202
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,880 and $4,262	103,956	87,472
Northwind Aladdin obligation under capital lease	32,314	33,570
Total long-term debt	607,548	586,082
Current portion of long-term debt	(2,671)	(1,268)
Total long-term debt, net	$604,877	$584,814

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of December 31, 2005 and 2004. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of December 31, 2005 and 2004, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $3.9 million and $4.3 million, respectively. The estimated fair value of the warrants was approximately $4.1 million at December 31, 2005 and 2004, and is recorded separately from the related debt within other long-term liabilities.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the Aladdin under a contract between Aladdin Gaming and Northwind. OpBiz has assumed the energy service agreement, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of BH/RE’s long-term debt are as follows (in thousands):

Years ending December 31,
2006	$2,671
2007	9,092
2008	18,035
2009	23,251
2010	458,461
Thereafter	278,698
790,208
Term A debt discount, net	(25,632)
Put warrants, net	(3,880)
Total	$760,696

Fair Value of Long-Term Debt

The estimated fair value of BH/RE’s long-term debt at December 31, 2005 was approximately $632.2 million, compared to the carrying value of approximately $607.5 million, based on the quoted market price of the Term Loan A notes.

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

Mr. Jess Ravich

Jess Ravich, a Manager of OpBiz, is CEO and indirect controlling shareholder of Libra Securities, LLC, an investment banking firm (“Libra Securities”). Libra Securities acted as placement agent for MezzCo, L.L.C. in the placement of the Mezzanine Financing and was paid a placement fee of $4,350,000.

Mr. Ravich holds a note convertible into 25% of the equity in PDS Gaming, a leasing and finance company specializing in gaming equipment.  Conversion of the note is subject to approval of appropriate gaming regulators in the jurisdictions in which PDS Gaming does business.  PDS Gaming entered into a gaming equipment lease with OpBiz on December 22, 2004, for a 48 month term with payments of approximately $137,500 per month.  Libra Securities raised financing for PDS Gaming to allow it to purchase the equipment underlying the lease and received a placement fee for its services.

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. As of December 31, 2005, no licensing fees have been paid to Planet Hollywood for the use of its trademarks and service marks.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $10.8 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. No such fees were incurred prior to 2004.

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

The payable in-kind interest associated with the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5) as a high yield debt obligation with disqualified OID. As a result, a portion of the interest expense associated with the Mezzanine Financing is permanently non-deductible for tax purposes and the balance of the interest expense is only deductible when paid in cash. The deferred tax asset associated with the Mezzanine Financing remains fully reserved.

The income tax provision (benefit) from continuing operations consists of the following (amounts in thousands):

	December 31,
	2005	2004
Current	$149	$—
Deferred	(134)	—
Total income tax provision (benefit)	$15	$—

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows (amounts in thousands):

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Pre-tax income at U.S. statutory rate	$(10,451)	35.0%	$(2,329)	35.0%
Tax attributable to pass-through entities	1,844	(6.2)	282	(4.2)
Non-deductible interest expense	2,388	(8.0)	—	—
Tax credits, net of current addback	(340)	1.1	(106)	1.6
Other	103	(0.1)	57	(0.9)
Valuation allowance	6,471	(21.9)	2,096	(31.5)
Effective tax rate	$15	(0.1)%	$—	—%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2005	2004
Deferred tax assets:
NOL carryforward	$ 5,322	$ —
Mezzanine interest OID	4,376	—
Accruals	1,953	1,392
Reserves for doubtful accounts	1,555	789
Amortization	1,175	126
Tax credits	835	146
Other	1,851	152
Depreciation	—	729
Total deferred tax assets	$ 17,067	$ 3,334
Deferred tax liabilities:
Depreciation	$ 6,646	$ —
Prepaid expenses	1,720	1,238
Total deferred tax liabilities	$ 8,366	$ 1,238
Valuation allowance	(8,567)	(2,096)
Net deferred tax assets and liabilities	$ 134	$ —

At December 31, 2005, OpBiz had a general business credit carryforward of approximately $686,000 that expires in 2025 and a minimum tax credit carryforward of approximately $149,000. MezzCo and OpBiz have a valuation allowance at December 31, 2005 and 2004 recorded against tax benefits that are more likely than not unrealizable. The net deferred tax asset of $134 at December 31, 2005 represents recoverable taxes paid in a carryback period.

11.   COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, BH/RE is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

Employment Agreements

The Company has entered into various employment agreements, as amended, with several executives.  The employment agreements have initial terms of two to five years.  The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments.  In addition, depending on the terms of the employment agreements, these executives are entitiled to options to purchase between 0.2% and 5% of the equity of MezzCo (see Note 2).

Leases

OpBiz leases certain real property, furniture and equipment. The leases are accounted for as operating or capital leases in accordance with SFAS No. 13, “Accounting for Leases.”

At December 31, 2005, aggregate minimum rental commitments under noncancelable operating leases and capital leases with initial or remaining terms of one year or more consisted of the following (in thousands):

	Operating Leases	Capital Leases
Years ending December 31,
2006	$ 2,076	$ 4,954
2007	2,083	4,973
2008	1,988	4,962
2009	—	4,965
2010	—	4,965
Thereafter	—	33,417
Total minimum lease payments	$ 6,147	$ 58,236
Less: Amounts representing interest		(26,032)
Total obligations under capital leases		32,204
Less: Amounts due within one year		(1,421)
Amounts due after one year		$ 30,783

The current and long-term obligations under capital leases are included in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, in the accompanying consolidated balance sheets. Rental expense amounted to approximately $3.4 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, and $0 for the period from March 31, 2003 (Date of Formation) through December 31, 2003.

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

Theater Lease

On December 16, 2004, OpBiz entered into a long-term lease agreement whereby CC Entertainment Theatrical-LV, LLC, succesor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 (“CCE”) will be renovating and leasing certain theaters and related areas located at the Aladdin. CCE will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

12.   EMPLOYEE BENEFIT PLANS

401K Plan

OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees’ contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

At December 31, 2005 and 2004, OpBiz’s estimated liabilities for all unpaid and incurred but not reported claims totaled approximately $2.7 million.

13.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Pre-tax income (loss)	Net income (loss)
	(In thousands)
Year ended December 31, 2005:
First Quarter(b)	$ 79,219	$ 14,054	$ 356	$ 356
Second Quarter(b)	75,373	6,448	(6,139)	(7,105)
Third Quarter(b)	74,373	4,978	(7,971)	(7,053)
Fourth Quarter(b)	77,293	(3,824)	(16,107)	(16,074)
Year ended December 31, 2004:
First Quarter(a)	$ 73,357	$ 18,615	$ 16,119	$ 16,119
Second Quarter(a)	71,262	17,304	13,757	13,757
Third Quarter(a)	69,229	8,167	1,406	1,406
Fourth Quarter(b)	73,182	7,272	(4,760)	(4,760)

(a)           Includes the combined operating results of BH/RE, LLC and its subsidiaries and Aladdin Gaming, LLC. (predecessor).

(b)          Includes the operating results of BH/RE, L.L.C. and its subsidiaries.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

BH/RE’s management evaluated, with the participation of BH/RE’s principal executive and principal financial officers, the effectiveness of BH/RE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on their evaluation, BH/RE’s principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

There has been no change in BH/RE’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during BH/RE’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, BH/RE’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The members of the board of managers and executive officers of BH/RE and its subsidiaries are as follows:

Name	Age	Position
Robert Earl	54	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Douglas P. Teitelbaum	40	Manager of BH/RE and EquityCo , Co-Chairman of OpBiz
Michael V. Mecca	57	President and Chief Executive Officer of BH/RE and OpBiz
Donna Lehmann	36	Chief Financial Officer of OpBiz and Treasurer of BH/RE
Mark S. Helm	35	Senior Vice President, General Counsel and Secretary of OpBiz
Darby Davies	55	Senior Vice President of Casino Marketing of OpBiz
Michael A. Belletire	59	Manager of OpBiz
Jess M.Ravich	48	Manager of OpBiz
Theodore W. Darnall	48	Manager of EquityCo and OpBiz
Thomas M. Smith	53	Manager of OpBiz

Robert Earl.   Mr. Earl has been a manager of BH/RE since its formation in March 2003. Mr. Earl has over 30 years experience in the restaurant industry. Mr. Earl is the founder of Planet Hollywood and has been the chief executive officer and a member of the board of directors of Planet Hollywood and its predecessors since 1991. In November 1998, Mr. Earl was elected chairman of the board of directors of Planet Hollywood. Planet Hollywood filed voluntary petitions for relief under the Bankruptcy Code in October 1999 and October 2001.

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

Michael V. Mecca.   Mr. Mecca was appointed president and chief executive officer of BH/RE on March 6, 2006 and has been president and chief executive officer of OpBiz since May 2003. Mr. Mecca has over 30 years of experience in the hotel and gaming industries, including 13 years in various management positions with the predecessor to Caesars Entertainment, Inc. From April 2001 to April 2003, he was the vice president and general manager of Green Valley Ranch Resort Casino in Henderson, Nevada. From February 1999 to April 2001, Mr. Mecca served as the chief operating officer of Greektown Casino in Detroit, Michigan. From December 1997 to January 1999, Mr. Mecca held the positions of chief operating officer of Ramparts International and vice president and general manager of Mandalay Bay Resort & Casino in Las Vegas, Nevada. From March 1994 to December 1997, Mr. Mecca managed the development of the Crown Casino in Melbourne, Australia, one of the largest casinos in the world.

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

Darby Davies.   Ms. Davies has served as senior vice president, casino marketing of OpBiz since January 2, 2006. Ms. Davies has over 32 years of experience in the gaming industry. Prior to joining OpBiz, Ms. Davies was vice president of casino marketing at Mandalay Bay Resort & Casino, Las Vegas, Nevada from November of 1998 to April of 2005. From June of 1995 to October of 1998, she was director of player development at Bally’s Hotel & Casino in Las Vegas, Nevada. From March, 1993 to November 1994 she was vice president of casino marketing at the Desert Inn Hotel & Casino in Las Vegas, Nevada. Prior to 1993, Ms. Davies was employed at Caesars Tahoe for 15 years in various positions including associate vice president of Caesars World Branch Office Marketing (CWBOM).

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

Theodore W. Darnall.   Mr. Darnall has served as manager of EquityCo and OpBiz since October 2004. Mr. Darnall has 30 years of experience in the hotel industry, including serving as president, Starwood Real Estate for Starwood Hotels & Resorts Worldwide since his appointment to that position in August 2002. Mr. Darnall has also served as president, North America Division and executive vice president, Operations, North America since joining Starwood Lodging Corp. in 1996 as Chief Operating Officer. Prior to joining Starwood, Mr. Darnall was with Interstate Hotels Corporation for more than 14 years.

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

Meetings of the Board of Managers

The Board met four times between January 1, 2005 and December 31, 2005. The Board has a standing Audit Committee, Compensation Committee, Compliance/Credit Committee, Executive Committee and a Renovation Committee. During 2005, none of the members of the Board attended less than 75% of the meetings held by the Board, or the total number of meetings held by all committees of the Board on which various members served. The current members of each of the Board’s standing committees are listed below.

The Audit Committee

The Board has a separately designated standing Audit Committee, whose current members are Jess M. Ravich and Michael A. Belletire. Mr. Ravich serves as Chairman of the Audit Committee. The Board has considered the independence of our Audit Committee members and determined that all members of the Audit Committee are independent for purposes of serving on the Audit Committee.

The Audit Committee meets periodically with BH/RE’s independent auditors, management, internal auditors and legal counsel to discuss accounting principles, financial and accounting controls, the scope of the annual audit, internal controls, regulatory compliance and other matters. The Audit Committee also advises the Board on matters related to accounting and auditing and selects the independent auditors. The independent auditors and internal auditors have complete access to the Audit Committee without management present to discuss results of their audit and their opinions on adequacy of internal controls, quality of financial reporting and other accounting and auditing matters. The Audit Committee operates under a formal charter, which is filed as an exhibit to this Annual Report on Form 10-K.

The Board has determined that all Audit Committee members are financially literate and has also determined that Michael A. Belletire qualifies as an audit committee financial expert.

The Compensation Committee

The current members of the Compensation Committee are Douglas P. Teitelbaum, Robert Earl and Theodore W. Darnall. Each member of the Compensation Committee is a non-employee director. Mr. Teitelbaum serves as Chairman of the Compensation Committee.

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

The Renovation Committee

The current members of the Renovation Committee are Douglas P. Teitelbaum and Robert Earl. The Renovation Committee has the authority to develop and implement the renovation capital expenditure budget for presentation and approval by the Board and, upon such approval, shall be further authorized to enter into and monitor any and all contracts, agreements or arrangements and payments made in connection with the renovation of the Aladdin.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our managers, executive officers and certain beneficial owners (collectively, “Section 16 Persons”) to file reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2005, and other information, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2005, except Initial Statements of Beneficial Ownership on Form 3 were filed late on behalf of Messrs. Mecca, Helm, Belletire, Ravich, Darnall and Smith and for Ms. Lehmann and Ms. Davies.

Code of Ethics

BH/RE’s Code of Ethics, which is filed as an exhibit to this Annual Report on Form 10-K, has been approved by its Board and applies to all of its managers and executive officers, including its principal executive officer, principal financial officer and principal accounting officer. BH/RE’s Code of Ethics covers all areas of professional conduct including, but not limited to, conflicts of interests, disclosure obligations, insider trading, confidential information, as well as compliance with all laws and rules and regulations applicable to its business.

BH/RE undertakes to provide without charge to any person, upon request, a copy of this Code of Ethics. Requests should be directed in writing to BH/RE, L.L.C., Attention: General Counsel, 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

ITEM 11.         EXECUTIVE COMPENSATION

BH/RE currently pays no compensation to any of its managers who are directly or indirectly affiliated with BH/RE or Starwood. As BH/RE has no executive officers, the compensation of certain executive officers of OpBiz, our operating subsidiary, is set forth below.

Summary Compensation Table

The following table sets forth the compensation paid to the chief executive officer of OpBiz and other highly compensated executive officers during the fiscal years ended December 31, 2005, 2004 and 2003 to the extent that such persons were employed by OpBiz during such years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Year	Salary	Bonus	Compensation	Options	Compensation
Michael V. Mecca	2005	$481,753	$450,000	$28,741	$—	$—
President and Chief Executive	2004	468,407	250,000	54,443	—	—
Officer of BH/RE and OpBiz(1)(2)	2003	277,444	—	—	—	—
Donna Lehmann	2005	$258,878	$41,663	$—	$—	$—
Treasurer of BH/RE and	2004	81,572	75,000	—	—	—
Chief Financial Officer
of OpBiz(3)
Mark S. Helm	2005	$218,392	$35,830	$—	$—	$—
Senior Vice President, General	2004	81,599	35,000	—	—	—
Counsel and Secretary of OpBiz(4)
Bruce B. Himelfarb(5)	2005	$183,867	$41,663	$—	$—	$250,000
Senior Vice President of	2004	81,599	35,000	—	—	—
Casino Marketing of OpBiz

(1)          Other annual compensation for Mr. Mecca consisted of an automobile allowance.

(2)          Mr. Mecca began employment with OpBiz in May 2003. Mr. Mecca’s employment agreement grants him an option to purchase up to 3% of the equity of MezzCo, vesting one-third annually beginning in April 2004. The exercise price for Mr. Mecca’s options is based on a current subscription valuation. Mr. Mecca has not exercised any options as of December 31, 2005.

(3)          Ms. Lehmann began employment with OpBiz in September 2004. Ms. Lehmann’s employment agreement grants her with an option to purchase 0.3% of the equity of MezzCo, vesting one-third annually beginning September 1, 2005. Ms. Lehmann’s options carry a strike price based on a $100 million equity value.

(4)          Mr. Helm began employment with OpBiz in November 2004. Mr. Helm’s employment agreement grants him an option to purchase up to 0.2% of the equity of MezzCo, vesting one-third annually beginning November 2, 2005. Mr. Helm’s options carry a strike price based on a $100 million equity value.

(5)          Mr. Himelfarb began employment with OpBiz in September 2004 under an employment agreement with a three-year term that commenced on August 23, 2004. His employment with OpBiz was terminated in August 2005. Under the terms of his employment agreement, OpBiz paid Mr. Himelfarb $250,000, as severance compensation, representing 12 months of his salary upon his termination of employment.

Compensation of Board

Members of the Board who are not directly or indirectly affiliated with BH/RE or Starwood receive annual compensation of $75,000, which is paid in quarterly installments. All managers are reimbursed for expenses connected with attendance at meetings of the Board.

Option/SAR Grants

BH/RE has not issued options or appreciation rights to any of its managers or executive officers. There were no options or SAR grants during the fiscal year ended December 31, 2005. Notwithstanding the foregoing, certain of our subsidiaries have issued options to our executive officers.

Aggregated Option/SAR Exercises in 2005 and Option/SAR Values at December 31, 2005

The following table sets forth certain information regarding options to acquire equity interests in MezzCo held by the executive officers of OpBiz at December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN 2005
AND OPTION/SAR VALUES AT DECEMBER 31, 2005

Name	Number of Securities Underlying Options/SARs Exercised(1)	Value Realized(1)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 Exercisable/ Unexercisable(1)	Value of Unexercised In-The-Money Options/SARs at December 31, 2005 Exercisable/ Unexercisable(1)
Michael V. Mecca	—	$—	—/—	$	—/$—
Donna Lehmann	—	$—	—/—	$	—/$—
Mark S. Helm	—	$—	—/—	$	—/$—

(1)          See descriptions of options set forth in summaries of employment agreements below. Because MezzCo ownership interest has not been unitized as of 12/31/05, options have not been issued and no amounts are reflected in the above table.

Michael V. Mecca Employment Agreement

Mr.  Mecca serves as president and chief executive officer of BH/RE and OpBiz under an employment agreement that expires in May 2008. The employment agreement automatically renews for successive five-year terms unless either party elects not to renew at least 90 days prior to the end of a term. OpBiz paid Mr. Mecca a base salary of $495,000 in 2005, which is subject to annual upward adjustments. OpBiz pays Mr. Mecca a performance bonus determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. If OpBiz terminates the employment agreement other than for cause, Mr. Mecca will be entitled to receive 12 months of his then-base salary. In addition, if the employment agreement is terminated for any reason other than by OpBiz for cause, Mr. Mecca will be entitled to receive all accrued but unpaid bonuses through the date of termination. The agreement provides Mr. Mecca with an option to purchase up to 3% of the equity of MezzCo at an exercise price based on a current subscription valuation, vesting one-third annually beginning on April 11, 2004. Mr. Mecca has granted OpBiz a right of first refusal with respect to any proposed sales of his equity interests in MezzCo.

Donna Lehmann Employment Agreement

Ms.  Lehmann serves as the treasurer of BH/RE and chief financial officer of OpBiz under an employment agreement that expires on September 1, 2007. OpBiz may terminate Ms. Lehmann’s employment any time upon 15 days’ prior written notice, in which case she will be entitled to receive severance pay equal to one year of her then base salary plus any earned but not paid bonus. Ms. Lehmann may terminate her employment at any time upon 30 days’ prior written notice. If Ms. Lehmann remains employed by OpBiz after her employment agreement expires, any such employment will be on an at-will basis unless she and OpBiz agree in writing to extend the terms of her agreement. OpBiz paid

Ms. Lehmann a base salary of $275,000 in 2005, which is subject to annual upward adjustments at a minimum of 5% per annum. Ms. Lehmann was paid a one-time transition bonus of $75,000 in 2004 for her transition from vice president of finance for Aladdin Gaming to her current position with OpBiz. She will receive an annual discretionary bonus of up to 50% of her annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides that Ms. Lehmann is eligible to receive an option to purchase up to 0.3% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on September 1, 2005. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission. As of March 31, 2006, no such option plan has been adopted by the Company.

Mark S. Helm Employment Agreement

Mr.  Helm serves as senior vice president, general counsel and secretary of OpBiz under an employment agreement that expires on November 2, 2007. OpBiz may terminate Mr. Helm’s employment any time upon 15 days’ prior written notice, in which case he will be entitled to receive severance pay equal to one year of his then base salary plus any earned but not paid bonus. Mr. Helm may terminate his employment at any time upon 30 days’ prior written notice. If Mr. Helm remains employed by OpBiz after his employment agreement expires, any such employment will be on an at-will basis unless he and OpBiz agree in writing to extend the terms of his agreement. OpBiz paid Mr. Helm a base salary of $236,000 in 2005, which is subject to annual upward adjustments. He will receive an annual discretionary bonus of up to 50% of his annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides that Mr. Helm is eligible to receive an option to purchase up to 0.2% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on November 2, 2005. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission. As of March 31, 2006, no such option plan has been adopted by the Company.

Darby Davies Employment Agreement

Ms.  Davies serves as senior vice president of casino marketing of OpBiz under an employment agreement effective as of January 2, 2006. The term of the agreement is for three (3) years, terminating on December 31, 2008. OpBiz may terminate Ms. Davies’s employment at any time upon 15 days’ prior written notice, in which case she will be entitled to receive severance pay equal to eighteen months’ salary plus any earned but not paid bonus. Ms. Davies may terminate her employment at any time upon 30 days’ prior written notice. OpBiz pays Ms. Davies a salary of $250,000 per year, which is subject to annual upward adjustments, and she is eligible to participate in OpBiz’s bonus program. She will receive a minimum bonus of $50,000 on January 2, 2007, $75,000 on January 2, 2008 and $100,000 on December 31, 2008. The agreement also provides Ms. Davies with an option to purchase up to 0.25% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission. As of March 31, 2006, no such option plan has been adopted by the Company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership of BH/RE’s voting and equity membership interests and OpBiz’s membership interests as of March 31, 2006 by:

•       each member of the board of managers of BH/RE;

•       Starwood Nevada Holdings, LLC; and

•       BH/RE’s board of managers and executive officers as a group.

In addition, the table below sets forth, as of March 31, 2006, the beneficial ownership of each person known by BH/RE to be the beneficial owner of more than five percent of its voting membership interests, which is the only class of voting securities of BH/RE.

Unless otherwise indicated, each person listed in the table below has sole voting and investment power over the percentage of voting and equity membership interests listed opposite such person’s name.

	BH/RE		OpBiz
Name	Percent of Voting Membership Interests	Percent of Equity Membership Interests	Percent of Economic Membership Interests(2)
Douglas P. Teitelbaum (1),(2)	50.00%	—	—
Robert Earl (2),(3)	50.00%	—	—
Starwood Nevada Holdings, LLC (2),(4)	—	—	15.00%
BH Casino and Hospitality LLC I (1)	—	40.75%	34.64%
BH Casino and Hospitality LLC II (1)	—	18.50%	15.72%
OCS Consultants, Inc (3)	—	40.75%	34.64%
All members of the BH/RE board of managers and BH/RE executive officers as a group (2 persons)	100.00%	100.00%	85.00%

(1)          The address for Mr. Teitelbaum, BH Casino and Hospitality LLC I and BH Casino and Hospitality LLC II is 885 Third Avenue, 34th Floor, New York, New York 10022. Mr. Teitelbaum beneficially owns all of the equity membership interests beneficially owned by BH Casino and Hospitality I and II because Mr. Teitelbaum is the sole manager of BH Casino and Hospitality I and II. Mr. Teitelbaum disclaims beneficial ownership of such equity membership interests, except to the extent of his pecuniary interest therein.

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

(4)          The address for Starwood Nevada Holdings, LLC is c/o Starwood Hotels & Resorts Worldwide, Inc., 1111 Westchester Avenue, White Plains, New York 10604.

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

Mr. Jess Ravich

Jess Ravich, a Manager of OpBiz, is CEO and indirect controlling shareholder of Libra Securities, LLC, an investment banking firm (“Libra Securities”). Libra Securities acted as placement agent for MezzCo, L.L.C. in the placement of the Mezzanine Financing and was paid a placement fee of $4,350,000.

Mr. Ravich holds a  note convertible into 25% of the equity in PDS Gaming, a leasing and finance company specializing in gaming equipment.  Conversion of the note is subjet to approval of appropriate gaming regulators in the jurisdictions in which PDS Gaming does business.  PDS Gaming entered into a gaming equipment lease with OpBiz on December 22, 2004, for a 48 month term with payments of approximately $137,500 per month.  Libra Securities raised financing for PDS Gaming to allow it to purchase the equipment underlying the lease and received a placement fee for its services.

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

Transactions with Starwood

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to Ernst & Young LLP, our principal independent auditors, for audit and non-audit services:

	December 31,
	2005	2004
Audit Fees Current	$223,132	$156,800
Audit-Related Fees	61,330	257,700
Tax Fees	48,000	—
Total	$332,462	$414,500

“Audit Fees” include fees incurred for the annual audits and the reviews of our Quarterly Reports on Form 10-Q. “Audit-Related Fees” include fees paid for costs related to the acquisition of the Aladdin and review of gaming regulations and controls. “Tax Fees” include fees incurred for the preparation of the income tax returns for BH/RE and its consolidated subsidiaries.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)            Financial statements (including related notes to Consolidated Financial Statements) filed as Item 8 in Part II of this report are listed below:

                                                Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Years ended December 31, 2005, 2004, and 2003—
   Consolidated Statements of Operations
   Consolidated Statements of Members’ Equity (Deficit)
   Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a) (2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expense	Accounts written off (recovered)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31,:
2003	$—	$—	$—	$—
2004	$—	$(3,575)	$1,321	$(2,254)
2005	$(2,254)	$(3,207)	$1,018	$(4,443)

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a) (3)            Exhibits

Exhibit Number	Description
2.1	Purchase and Sale Agreement dated April 23, 2003, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
2.2

First Amendment to Purchase and Sale Agreement dated August 31, 2004, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 7, 2004)

3.1	Articles of Organization of BH/RE, L.L.C., as amended (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
3.2	Amended and Restated Operating Agreement of BH/RE, L.L.C. dated March 26, 2004 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)
3.3

Amendment to Amended and Restated Operating Agreement of BH/RE, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004, attached to exhibit number 3.1 thereto)

3.4	Amended and Restated Operating Agreement of EquityCo, L.L.C. dated April 23, 2003 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
3.5	Second Amended and Restated Operating Agreement of EquityCo, L.L.C. dated August, 31, 2004 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 7, 2004)
4.1

Form of Amended and Restated Loan and Facilities Agreement by and among OpBiz, L.L.C., the lenders party thereto and BNY Asset Solutions LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

4.2

Amended and Restated Loan Facilities Agreement dated August 31, 2004, by and among OpBiz, L.L.C., the lenders party thereto and The Bank of New York, Asset Solutions Division (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 7, 2004)

4.3	Form of Senior Secured Promissory Note (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)
4.4	Form of Warrant to Purchase Membership Interests of MezzCo, L.L.C. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)
10.1

Planet Hollywood Hotel & Casino Licensing Agreement dated May 3, 2003, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.2

Amended and Restated Planet Hollywood Hotel & Casino Licensing Agreement dated August 9, 2004, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 7, 2004)

10.3	Management Contract dated April 23, 2003, by and between Sheraton Operating Corporation and OpBiz, L.L.C. (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)
10.4

Agreement by and between Starwood Nevada Holding LLC, Sheraton Operating Corporation, BH/RE, L.L.C., EquityCo, L.L.C. and OpBiz, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)

10.5

Securities Purchase Agreement among MezzCo, L.L.C. and the Purchasers named therein, dated August 9, 2004 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)

10.6

Investor Rights Agreement by and among MezzCo, L.L.C., The Mezzanine Investors named therein and the other signatories thereto, dated August 9, 2004 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)

10.7	Order Granting Motion to Approve Settlement Agreement with Aladdin Bazaar, LLC, filed August 6, 2003 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.8

Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, by and among Aladdin Gaming, LLC, Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC; (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.9

Amendment and Ratification of Construction, Operation and Reciprocal Easement Agreement, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)

10.10

Second Amendment of Construction, Operation and Reciprocal Easement Agreement, effective March 31, 2003, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)

10.11

Memorandum of Amendment and Ratification of REA, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)

10.12

Findings of Fact and Conclusions of Law Re: Aladdin Bazaar, LLC’s Motion for Payment of Administrative Expense, or in the Alternative, for an Order Setting a Deadline for Debtor to Assume or Reject Common Area Parking Agreement, filed October 8, 2002 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.13	Common Parking Area Use Agreement, dated February 26, 1998, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.14

Traffic Control Improvements Cost Participation Agreement Commercial Development, dated June 7, 2000, by and between Aladdin Gaming, LLC and Clark County, Nevada (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.15

Order Granting Motion to (i) Approve Settlement Agreement and Releases Respecting Central Utility Plant Litigation and (ii) Assume Certain Agreements Respecting the Central Utility Plant, filed December 10, 2002 (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.16	Energy Service Agreement, dated September 24, 1998, between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.17

Amendment and Agreement, dated September 25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)

10.18

Second Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)

10.19

Third Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)

10.20	Energy Services Coordination Agreement, dated May 28, 1999, by and among Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.21	Timeshare Purchase Agreement, dated December 10, 2004, between Westgate Resorts, Ltd. and OpBiz, L.L.C. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.22

Subordination, Non-Disturbance and Attornment Agreement and Consent, dated as of June 7, 1999, by and among The Bank of Nova Scotia, Northwind Aladdin, LLC, Aladdin Gaming, LLC, State Street Bank and Trust Company, Aladdin Music, LLC and Aladdin Music Holdings, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.23	Lease, dated December 3, 1997, by and between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)

10.24	Employment Agreement dated April 11, 2003, by and among OpBiz, L.L.C., Michael Mecca, Robert Earl and Doug Teitelbaum (Incorporated by reference to the Company’s Form 10 filed on April 16, 2004)
10.25

Letter Agreement dated July 13, 2004, by and among MezzCo. L.L.C., OpBiz, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2004)

10.26	Employment Agreement dated September 1, 2004, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.27

Amendment to Employment Agreement dated September 1, 2005, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2005)

10.28	Employment Agreement dated November 2, 2004, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.29	Employment Agreement dated August 9, 2004, by and between OpBiz, L.L.C. and Bruce B. Himelfarb (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.30	Employment Agreement dated November 1, 2005, by and between OpBiz, L.L.C. and Darby Davies (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2006)
21.1	List of Subsidiaries of BH/RE, L.L.C.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
99.1	OpBiz, L.L.C. Compensation Committee Charter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
99.2	OpBiz, L.L.C. Audit Committee Charter
99.3	BH/RE, L.L.C. Code of Ethics

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BH/RE, L.L.C.
March 31, 2006	By:	/s/ DONNA LEHMANN
Donna Lehmann
Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT EARL	Manager of BH/RE and EquityCo	March 31, 2006
Robert Earl	and Co-Chairman of OpBiz
/s/ DOUGLAS P. TEITELBAUM	Manager of BH/RE and EquityCo	March 31, 2006
Douglas P. Teitelbaum	and Co-Chairman of OpBiz
/s/ MICHAEL V. MECCA	President and Chief Executive Officer of	March 31, 2006
Michael V. Mecca	BH/RE and OpBiz (Principal Executive Officer)
/s/ DONNA LEHMANN	Treasurer of BH/RE and Chief Financial Officer	March 31, 2006
Donna Lehmann	of OpBiz (Principal Financial and Accounting Officer)
/s/ MICHAEL A. BELLETIRE	Manager of OpBiz	March 31, 2006
Michael A. Belletire
Manager of EquityCo andOpBiz
Theodore W. Darnall
/s/ JESS M. RAVICH	Manager of OpBiz	March 31, 2006
Jess M. Ravich
Manager of OpBiz
Thomas M. Smith