Form 10-Q
period 2006-03-31
BH RE LLC
filed 2006-05-15
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$47,475	$41,419
Receivables, net	16,969	19,793
Inventories	1,822	2,165
Prepaid expenses	5,144	4,913
Deposits and other current assets	2,105	3,058
Total current assets	73,515	71,348

Property and equipment, net	487,543	485,746
Restricted cash and cash equivalents	81,682	87,787
Other assets, net	8,824	9,614
Total assets	$651,564	$654,495

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$3,962	$2,671
Accounts payable	2,993	3,359
Accrued payroll and related	11,158	13,373
Accrued interest payable	8,172	6,896
Accrued taxes	3,127	2,994
Accrued expenses	5,317	6,183
Deposits	5,030	4,563
Other current liabilities	6,016	6,159
Due to affiliates	2,023	1,591
Total current liabilities	47,798	47,789

Long-term debt, less current portion	608,371	604,877
Other long-term liabilities	4,224	4,229
Total liabilities	660,393	656,895

Commitments and contingencies

Minority interest	12,892	13,863

Members’ equity (deficit):
Member’s equity	21,500	21,500
Accumulated deficit	(43,221)	(37,763)
Total members’ equity (deficit)	(21,721)	(16,263)
Total liabilities and members’ equity (deficit)	$651,564	$654,495

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Operating revenues:
Casino	$29,825	$32,913
Hotel	29,194	29,237
Food and beverage	16,651	19,319
Other	4,144	4,393
Gross revenues	79,814	85,862
Promotional allowances	(6,333)	(6,643)
Net revenues	73,481	79,219

Operating costs and expenses:
Casino	17,887	17,458
Hotel	9,915	9,056
Food and beverage	11,806	12,939
Other	2,324	2,342
Selling, general and administrative	17,645	17,500
Depreciation and amortization	5,691	5,870
	65,268	65,165

Operating income (loss)	8,213	14,054

Other income (expense):
Interest expense, net	(14,646)	(13,635)
Minority interest in income (loss)	971	(63)
Loss on warrant valuation	4	—
	(13,671)	(13,698)

Pre-tax income (loss)	(5,458)	356
Provision for income taxes	—	—
Net income (loss)	$(5,458)	$356

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(5,458)	$356
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,691	5,870
Amortization of debt discount and issuance costs	1,695	1,727
Minority interest in income (loss)	(971)	63
Change in value of warrants	102	(168)
Changes in assets and liabilities:
Receivables, net	2,824	(1,613)
Inventories and prepaid expenses	112	79
Other assets	1,097	(174)
Accounts payable	(365)	188
Accrued expenses and other current liabilities	(916)	5,900
Net cash provided by operating activities	3,811	12,228
Cash flows from investing activities:
Purchases of property and equipment	(7,213)	(2,013)
Restricted cash and cash equivalents	6,105	1,657
Net cash used in investing activities	(1,108)	(356)
Cash flows from financing activities:
Payable-in-kind interest added to debt principal	4,084	—
Payments under CUP financing	(337)	(403)
Payments under bank facility	(394)	—
Net cash provided by (used in) financing activities	3,353	(403)
Cash and cash equivalents:
Increase in cash and cash equivalents	6,056	11,469
Balance, beginning of period	41,419	37,016
Balance, end of period	$47,475	$48,485

Supplemental cash flow disclosures:
Cash paid for interest	$7,907	$7,448

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2006, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $81.7 million and $87.8 million as of March 31, 2006 and December 31, 2005, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $6.7 million and $7.0 million as of March 31, 2006 and December 31, 2005, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at March 31, 2006, had a net book value of approximately $1.6 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at March 31, 2006. The customer list is being amortized using the straight-line method over a useful life of 4 years.

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

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands).:

	Three Months Ended March 31,
	2006	2005
Rooms	$982	$857
Food and Beverage	2,525	2,463
Other	337	186
Total cost of promotional allowances	$3,844	$3,506

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.4 million and $1.7 million as of March 31, 2006 and December 31, 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.2 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

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

Membership Interests

As of March 31, 2006, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

Recently issued accounting pronouncements

SFAS No. 123(R)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.”  Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ended March 31, 2006.

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $0.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R).

Three Months Ended March 31, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

Three Months Ended March 31, 2005
(Amounts in thousands)
Net income:
As reported	$356
Deduct: compensation expense under fair value-based method (net of tax)	(45)
Pro forma	$311

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Three Months Ended March 31, 2005

Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28

Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	-%

At March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the three months ended March 31, 2006 was $0.1 million.

3.             RECEIVABLES

Accounts receivable consist of the following (in thousands):

	March 31 2006	December 31, 2005
	(unaudited)
Casino	$9,775	$12,173
Hotel	9,843	8,470
Other	2,290	3,593
	21,908	24,236
Allowance for doubtful accounts	(4,939)	(4,443)
Receivables, net	$16,969	$19,793

4.             PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	34,431	34,194
Construction in progress	21,661	14,685
	521,305	514,092
Accumulated depreciation	(33,762)	(28,346)
Property and equipment, net	$487,543	$485,746

The $98 million land value includes $29.5 million allocated to the Timeshare Land.

Depreciation expense was approximately $5.7 million and $5.9 million for the three months ended March 31, 2006 and 2005 respectively.

5.             LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Term Loan A - $500 million senior notes, net of unamortized discount of $24,305 and $25,632	$461,225	$460,293
Term Loan B - $10 million senior notes	11,220	10,985
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,774 and $3,880	107,911	103,956
Northwind Aladdin obligation under capital lease	31,977	32,314
Total long-term debt	612,333	607,548
Current portion of long-term debt	(3,962)	(2,671)
Total long-term debt, net	$608,371	$604,877

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of March 31, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of March 31, 2006, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $3.8 million. The estimated fair value of the warrants was approximately $4.1 million at March 31, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

6.             MEMBERSHIP INTERESTS

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income (loss) related to the Starwood interests of approximately $1.0 million and $(0.1) million for the three months ended March 31, 2006 and 2005, respectively.

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

7.             RELATED PARTY TRANSACTIONS

Mr. Jess Ravich

Jess Ravich, a Manager of OpBiz, is CEO and indirect controlling shareholder of Libra Securities, LLC, an investment banking firm (“Libra Securities”). Libra Securities acted as placement agent for MezzCo, L.L.C. in the placement of the Mezzanine Financing and was paid a placement fee of $4,350,000.

Mr. Ravich holds a note convertible into 25% of the equity in PDS Gaming, a leasing and finance company specializing in gaming equipment. Conversion of the note is subject to approval of appropriate gaming regulators in the jurisdictions in which PDS Gaming does business. PDS Gaming entered into a gaming equipment lease with OpBiz on December 22, 2004, for a 48-month term with payments of approximately $137,500 per month. Libra Securities raised financing for PDS Gaming to allow it to purchase the equipment underlying the lease and received a placement fee for its services.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.6 million and $3.1 million for the three months ended March 31, 2006 and 2005 respectively.

8.             INCOME TAXES

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

At December 31, 2005, OpBiz had a general business credit carryforward of approximately $0.7 million that expires in 2025 and a minimum tax credit carryforward of approximately $0.1 million. MezzCo and OpBiz have a valuation allowance at December 31, 2005 and 2004 recorded against tax benefits that are more likely than not unrealizable. The current tax receivable of $134,000 at March 31, 2006 represents recoverable taxes paid in a carryback period.

9.             COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

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

Membership Interests

As of March 31, 2006, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently issued accounting pronouncements

SFAS No. 123(R)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.”  Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ended March 31, 2006.

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $0.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R):

Three Months Ended March 31, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.79%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Three Months Ended March 31, 2005
(Amounts in thousands)
Net income:
As reported	$356
Deduct: compensation expense under fair value-based method (net of tax)	(45)
Pro forma	$311

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Three Months Ended March 31, 2005

Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28

Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.79%
Expected option life (years)	7
Expected annual dividend yield	—%

At March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested non-qualified stock option awards, which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the three months ended March 31, 2006 was $0.1 million.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three months ended March 31, 2006 and 2005, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2006	2005	Change

Net revenues	$73,481	$79,219	(7.2)%
Operating expenses:
Casino	17,887	17,458	2.5%
Hotel	9,915	9,056	9.5%
Food and beverage	11,806	12,939	8.8%
Other	2,324	2,342	(0.8)%
Selling, general and administrative	17,645	17,500	0.8%
Depreciation and amortization	5,691	5,870	(3.0)%
Operating income	$8,213	$14,054	(41.6)%

Net revenues for the three months ended March 31, 2006 declined when compared to the three months ended March 31, 2005. The renovation project, which is currently underway, was the primary reason for the decline in revenues throughout the property. Operating income and operating margin also declined as a result of the renovation project due to the level of disruption we are experiencing while the structural phase of the construction is underway.

The following table highlights the various sources of our revenues and expenses for the three months ended March 31, 2006 and 2005, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2006	2005	Change

Casino revenues	$29,825	$32,913	(9.4)%
Casino expenses	17,887	17,458	2.5%
Margin	40.0%	47.0%

Hotel revenues	$29,194	$29,237	(0.1)%
Hotel expenses	9,915	9,056	9.5%
Margin	66.0%	69.0%

Food and beverage revenues	$16,651	$19,319	(13.8)%
Food and beverage expenses	11,806	12,939	(8.8)%
Margin	29.1%	33.0%

Other revenues	$4,144	$4,393	(5.7)%
Other expenses	2,324	2,342	(0.8)%
Margin	43.9%	46.7%

Selling, general and administrative expenses	$17,645	$17,500	0.8%
Percent of net revenues	24.0%	22.1%

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

Casino revenues decreased 9.4% to $29.8 million for the three months ended March 31, 2006, as compared to $32.9 million for the three months ended March 31, 2005. Table games revenue for the three months ended March 31, 2006, decreased by approximately $1.5 million as compared to the three months ended March 31, 2005. The number of operational table units decreased 11% in connection with the renovation project with a resulting decrease in drop of 6%. Overall win percentage was comparable to prior year. Slot revenue for the three months ended March 31, 2006 decreased approximately $0.3 million when compared to the same three month period in prior year. Number of slot units on the floor decreased 19% with a resulting decrease in slot handle of 14%. Win per unit increased 19% offsetting the decrease in handle and resulting in an overall decrease in revenue of 1.5%. Combined revenues from the race and sports book, poker and keno decreased by $0.9 million or 44% when compared to the three month period ended March 31, 2005 primarily due to a decrease in race and sports book revenue driven by losses on the NFL finals and a decrease in revenue from the Superbowl when compared to previous year.

Casino expenses increased 2.5% to $17.9 million for the three months ended March 31, 2006, as compared to $17.5 million for the three months ended March 31, 2005. Operating margin declined 7% when comparing the same three month periods. The increase in casino expenses and decline in operating margin were mainly attributable to the addition of promotional offers and events intended to maintain revenue during the renovation period. We expect that continued focus on events and promotional offers will help us drive traffic throughout the renovation and that we will experience a resulting decline in operating margin when compared to prior year.

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

Hotel revenues of $29.2 million for the three months ended March 31, 2006 were comparable to the three months ended March 31, 2005. Hotel occupancy increased 1.6% to 95.7% when compared to the same three month period in prior year. An offsetting decline in average daily rate to $131 compared to $133 for the three months ended March 31, 2005 resulted in consistent revenues. We were able to maintain hotel revenues during the renovation period due to continued strong demand for rooms in the Las Vegas market and the improved marketing channels of Starwood.

Hotel expenses increased 9.5% to $9.9 million for the three months ended March 31, 2006, as compared to $9.1 million for the three months ended March 31, 2005. Operating margin declined 3% for the three month period ended March 31, 2006 when compared to the same three month period in previous year. The increase in expenses and resulting decline in operating margin were mainly attributable to an increase in payroll and benefit costs due to the implementation of the culinary union contract in October 2005.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 13.8% to $16.7 million for the three months ended March 31, 2006, as compared to $19.3 million for the three months ended March 31, 2005. The decline in food revenue was the result of cover declines in all outlets due to construction disruption. Beverage revenue declines were directly attributed the closing of outlets for the construction. Those closed beverage outlets were replaced by portable casino bars that did not pick up the lost revenue.

Food and beverage expenses decreased 8.8% to $11.8 million for the three months ended March 31, 2006, as compared to $12.9 million for the three months ended March 31, 2005. Operating margin declined 4% when compared to the same three month period in previous year. Food and beverage payroll expenses were also impacted by the addition of the culinary union contract in October 2005 but expense increases were more than offset by expense control measures including flexible staffing based on cover and revenue reductions during the renovation period.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 5.7% to $4.1 million for the three months ended March 31, 2006, as compared to $4.4 million for the three months ended March 31, 2005. The decline in other revenue is primarily due to the loss of revenue from the showroom that was fully operational during the three months ended March 31, 2005. The showroom was closed for renovation in April 2005.

Other expenses remained consistent when comparing the same three month periods resulting in a decline in operating margin of 2.7%. Expenses related to the operation of a temporary casino lounge including a nightly band were absorbed to offset the loss of entertainment due to the showroom closing.

Selling, General and Administrative (“SG&A”)

SG&A expenses were consistent for the three months ended March 31, 2006, when compared to the three months ended March 31, 2005 at $17.6 million and $17.5 million respectively. As a percentage of net revenue, SG&A expenses increased to 24% for the three months ended March 31, 2006 as compared to 22% for the three months ended March 31, 2005. The increase in SG&A expenses as a percentage of net revenue was mainly due to maintenance of marketing and fixed administrative expenses on a greater than anticipated reduction in revenue. In reaction to the additional reduction in revenue, we have taken steps to reduce the level of marketing and fixed admin expenses for the remainder of 2006.

Depreciation and Amortization

Depreciation and amortization expense of $5.7 million for the three months ended March 31, 2006 declined when compared to $5.9 million in expense for the three months ended March 31, 2005. Asset additions resulting from the renovation project will not begin depreciating until construction is complete and they are placed in service.

Net Interest Expense

Net interest expense increased to $14.6 million for the three months ended March 31, 2006, as compared to $13.6 million for the three months ended March 31, 2005. The increase in net interest expense is directly attributed to the increase in LIBOR for the comparable three month periods, which is used to calculate interest expense on the Credit Facility.

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

During the three months ended March 31, 2006, we generated cash flows from operating activities of approximately $3.8 million. We also had restricted cash and cash equivalents of approximately $81.7 million, which is designated to be used for costs associated with the renovation and retheming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2006 are expected to include (i) up to approximately $81.7 million in capital expenditures related to the renovation project, (ii) approximately $16.5 million for maintenance capital expenditures and (iii) up to approximately $30.6 million in interest payments on our debt.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of March 31, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of March 31, 2006, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $3.8 million. The estimated fair value of the warrants was approximately $4.1 million at March 31, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

Forward Looking Statements

When used in this report and elsewhere by management from time-to-time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Please refer to the discussion of  Risk Factors in Item 1A of BH/RE’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to update information contained in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at March 31, 2006, would increase our annual interest expense for the remainder of 2006 by approximately $3.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

May 15, 2006	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.