Form 10-Q
period 2006-06-30
BH RE LLC
filed 2006-09-01
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BH/RE, L.L.C. AND SUBSIDIARIES
Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(amounts in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,826	$41,419
Receivables, net	13,867	19,793
Inventories	1,768	2,165
Prepaid expenses	4,167	4,913
Deposits and other current assets	2,166	3,058
Total current assets	69,794	71,348

Property and equipment, net	491,665	485,746
Restricted cash and cash equivalents	74,628	87,787
Other assets, net	8,281	9,614
Total assets	$644,368	$654,495

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$5,254	$2,671
Accounts payable	3,797	3,359
Accrued payroll and related	11,076	13,373
Accrued interest payable	7,950	6,896
Accrued taxes	2,736	2,994
Accrued expenses	5,717	6,183
Deposits	3,736	4,563
Other current liabilities	5,511	6,159
Due to affiliates	1,649	1,591
Total current liabilities	47,426	47,789

Long-term debt, less current portion	612,065	604,877
Other long-term liabilities	4,237	4,229
Total liabilities	663,728	656,895

Commitments and contingencies (Note 9)

Minority interest	11,312	13,863

Members’ equity (deficit):
Member’s equity	21,500	21,500
Accumulated deficit	(52,172)	(37,763)
Total members’ equity (deficit)	(30,672)	(16,263)
Total liabilities and members’ equity (deficit)	$644,368	$654,495

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,
	2006	2005

Operating revenues:
Casino	$25,677	$31,327
Hotel	28,665	28,727
Food and beverage	15,619	18,061
Other	4,020	3,128
Gross revenues	73,981	81,243
Promotional allowances	(5,478)	(5,870)
Net revenues	68,503	75,373

Operating costs and expenses:
Casino	17,330	17,156
Hotel	10,396	12,485
Food and beverage	12,024	12,519
Other	1,668	1,501
Selling, general and administrative	18,747	19,366
Depreciation and amortization	5,595	5,898
	65,760	68,925

Operating income	2,743	6,448

Other income (expense):
Interest income (expense), net	(13,263)	(13,783)
Minority interest	1,580	1,213
Loss on warrant valuation	(13)	(17)
Reorganization costs	—	—
	(11,696)	(12,587)

Pre-tax loss	(8,953)	(6,139)
Provision for income taxes	—	(966)
Net loss	$(8,953)	$(7,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30,
	2006	2005

Operating revenues:
Casino	$55,502	$64,240
Hotel	57,859	57,964
Food and beverage	32,270	37,380
Other	8,164	7,521
Gross revenues	153,795	167,105
Promotional allowances	(11,810)	(12,513)
Net revenues	141,985	154,592

Operating costs and expenses:
Casino	35,217	34,614
Hotel	20,311	21,541
Food and beverage	23,830	25,458
Other	3,992	3,843
Selling, general and administrative	36,392	36,866
Depreciation and amortization	11,286	11,768
	131,028	134,090

Operating income	10,957	20,502

Other income (expense):
Interest income (expense), net	(27,909)	(27,418)
Minority interest	2,551	1,150
Loss on warrant valuation	(9)	(17)
	(25,367)	(26,285)

Pre-tax loss	(14,410)	(5,783)
Provision for income taxes	—	(966)
Net loss	$(14,410)	$(6,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(14,410)	$(6,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,286	11,768
Amortization of debt discount and issuance costs	3,442	3,473
Minority interest	(2,551)	(1,150)
Change in value of warrants	226	(58)
Changes in assets and liabilities:
Receivables, net	5,926	811
Inventories and prepaid expenses	1,142	659
Deposits and other current assets	1,037	(2,231)
Deferred taxes	—	(935)
Accounts payable	438	326
Accrued expenses and other current liabilities	(3,384)	4,021
Net cash provided by (used in) operating activities	3,152	9,935
Cash flows from investing activities:
Capital expenditures	(16,762)	(4,953)
Restricted cash and cash equivalents	13,159	2,197
Net cash (used in) provided by investing activities	(3,603)	(2,756)
Cash flows from financing activities:
Payments under bank facility	(788)	—
Payable-in-kind interest added to debt principal	8,330	8,436
Payments on CUP financing	(684)	(610)
Advances from affiliates	—	651
Net cash provided by (used in) financing activities	6,858	8,477
Cash and cash equivalents:
Increase in cash and cash equivalents	6,407	15,656
Balance, beginning of period	41,419	37,016
Balance, end of period	$47,826	$52,672

Supplemental cash flow disclosures:
Cash paid for interest	$16,690	$14,907

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

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been allocated to the underlying assets acquired and liabilities assumed. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (the “Timeshare Land”). On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), whereby OpBiz agreed to sell approximately four acres of the Timeshare Land to Westgate, who plans to develop, market, manage and sell timeshare units on the land.  The Timeshare Purchase Agreement remains in effect but the deed to the land has not been transferred as requisite conditions to consummate the sale have not been completed by Westgate.  To complete the deed transfer, Westgate must obtain financing and obtain all required approvals from regulatory agencies.  We expect Westgate to meet required conditions by December 31, 2006, at which time, the deed will be transferred.  The Credit Agreement also requires that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2006, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $74.6 million and $87.8 million as of June 30, 2006 and December 31, 2005, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated statements of financial position as of June 30, 2006 and December 31, 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated statements of financial position. Debt issuance costs, net of the related amortization, approximated $6.3 million and $7.0 million as of June 30, 2006 and December 31, 2005, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at June 30, 2006, had a net book value of approximately $1.5 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at June 30, 2006. The customer list is being amortized using the straight-line method over a useful life of 4 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Rooms	$920	$823	$1,902	$1,680

Food and Beverage	2,297	2,546	4,822	5,009

Other	338	219	675	405

Total cost of promotional allowances	$3,555	$3,588	$7,399	$7,094

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.4 million and $1.7 million as of June 30, 2006 and December 31, 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.1 million and $2.3 million for the three and six months ended June 30, 2006, respectively and $1.4 million and $2.4 million for the three and six months ended June 30, 2005, respectively.

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

Membership Interests

As of June 30, 2006, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 5% of the equity of MezzCo.

Basis of Presentation

Renovation Project

The final plans and specifications of the renovation have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized. We currently estimate that the renovation costs will be approximately $165 million. We do not have commitments for funding in excess of $100 million. The remaining balance of the $100 million renovation fund is recorded as restricted cash in the Company’s Consolidated Statement of Financial Position.

Our Credit Agreement requires that we spend an aggregate of $72,000,000 on renovation capital expenditures by August 31, 2006 (See Note 5). If $72,000,000 of such amount is not spent by August 31, 2006, we are required to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures. As of August 31, 2006, we have failed to satisfy such minimum spend requirement by approximately $35.6 million. If amounts outstanding under the Credit Agreement are required to be prepaid, the $100 million commited funding for the renovation would be reduced by the prepayment amount creating an additional shortfall for the completion of the renovation project.

The members of BH/RE may elect to contribute the funding required to complete the renovation. If this funding is not obtained, the scope of the project would be reduced which may adversely affect the Company’s future operating results and our ability to complete the project.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three and six months ended June 30, 2006.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

There was $0.1 million and $0.2 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and six months ended June 30, 2006, respectively.

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

Six Months Ended June 30, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three or six months June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands)
Net income:
As reported	$(7,105)	$(6,749)
Deduct: compensation expense under fair value-based method (net of tax)	(45)	(89)
Pro forma	$(7,150)	$(6,838)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28

Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

The total fair value of options vested during the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.

3.                                      RECEIVABLES

Accounts receivable consist of the following (in thousands):

	June 30 2006	December 31, 2005
	(unaudited)
Casino	$10,285	$12,173
Hotel	7,788	8,470
Other	1,526	3,593
	19,599	24,236
Allowance for doubtful accounts	(5,732)	(4,443)
Receivables, net	$13,867	$19,793

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Land	$97,979	$97,979
Building and improvements	367,234	367,234
Furniture, fixtures and equipment	34,626	34,194
Construction in progress	31,015	14,685
	530,854	514,092
Accumulated depreciation	(39,189)	(28,346)
Property and equipment, net	$491,665	$485,746

In connection with the Timeshare Purchase Agreement between OpBiz and Westgate, OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate who plans to develop, market, manage and sell timeshare units on the land.  The land value recorded in the Company’s financial statements of $29.5 million was based on an independent appraisal.  The purchase price for the land will be paid by Westgate in the form of fees based on annual sales of timeshare units.  The Timeshare Purchase Agreement remains in effect but the deed to the land has not been transferred as requisite conditions to consummate the sale have not been completed by Westgate.  To complete the deed transfer, Westgate must obtain financing and obtain all required approvals from regulatory agencies.  Accordingly, no gain or loss on the sale of the land has been recorded in the Company’s financial statements.

Depreciation expense was approximately $5.6 million and $11.3 million for the three and six months ended June 30, 2006 respectively and $5.9 million and $11.8 million for the three and six months ended June 30, 2005, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Term Loan A - $500 million senior notes, net of unamortized discount of $22,934 and $25,632	$462,202	$460,293
Term Loan B - $10 million senior notes	11,475	10,985
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,664 and $3,880	112,012	103,956
Northwind Aladdin obligation under capital lease	31,630	32,314
Total long-term debt	617,319	607,548
Current portion of long-term debt	(5,254)	(2,671)
Total long-term debt, net	$612,065	$604,877

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

•        with an amount equal to the difference between defined renovation capital expenditures and what was actually spent thereon if (i) an aggregate amount of $72.0 million is not spent on renovation capital expenditures by August 31, 2006, or (ii) an aggregate amount of $81.0 million is not spent on renovation capital expenditures by February 28, 2007 or (iii) an aggregate amount of $90.0 million is not spent on renovation capital expenditures by August 31, 2007; and

•        with the proceeds of certain asset sales.

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

Our Credit Agreement also requires that we spend not less than $90,000,000 on renovation capital expenditures by August 31, 2007. If $72,000,000 of such amount is not spent by August 31, 2006, we are required to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures. As of August 31, 2006, we have failed to satisfy such minimum spend requirement by approximately $35.6 million. Accordingly, OpBiz may be required to make a mandatory prepayment of amounts outstanding under the Credit Agreement for the renovation spend shortfall of approximately $35.6 million.

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

OpBiz currently projects a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised BH/RE that they intend to make the required contribution within the prescribed timeframe and, accordingly, OpBiz does not anticipate an event of default for non-compliance with this covenant.  If such equity contribution is not made, OpBiz would seek a waiver of such default, however, there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Mimimum EBITDA covenants beyond August 31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that OpBiz does not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless OpBiz obtains a waiver from the lenders under the Credit Agreement.

In addition to the detailed covenants described herein, the Credit Agreement contains customary events of default, including a change of control of OpBiz, the occurrence of a default under the terms of any indebtedness of MezzCo, a default by OpBiz under the Hotel management contract or termination of Sheraton as the manager of the Hotel (unless OpBiz replaces Sheraton with another approved manager within 30 days of such termination), a default or termination of the Planet Hollywood license agreement and certain defaults under the agreements with Boulevard Invest or Northwind Aladdin.

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of June 30, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

Mezzanine Financing

In August 2004, MezzCo entered into a mezzanine financing transaction (the “Mezzanine Financing”) with a group of purchasers. Pursuant to the Mezzanine Financing, MezzCo issued $87 million of 16% Senior Secured Subordinated Notes and warrants to purchase 17,500 of its units representing membership interests equal to 17.5% of the fully diluted equity of MezzCo. The gross offering proceeds of the Mezzanine Financing were deposited into an escrow account and, in conjunction with the closing of the

Aladdin acquisition, were used to (i) pay approximately $16.1 million of fees and expenses related to the acquisition of the Aladdin, (ii) fund the $14 million lien release payment required under the Credit Agreement, and (iii) fund a portion of the planned renovations to the Aladdin. The notes mature in August 2011 and accrue interest at a rate of 16% per annum. Interest on the notes is payable-in-kind or, at the option of MezzCo, in cash. The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time to time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 19%, following which the warrants would represent rights to purchase 36.5% of the units representing the fully diluted equity of MezzCo. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, OpBiz’s obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of June 30, 2006, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $3.7 million. The estimated fair value of the warrants was approximately $4.1 million at June 30, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income (loss) related to the Starwood interests of approximately $1.6 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.6 million for the  three months ended June 30, 2006 and 2005 respectively and $5.2 million and $5.7 million for the six months ended June 30, 2006 and 2005 respectively.

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

At December 31, 2005, OpBiz had a general business credit carryforward of approximately $0.7 million that expires in 2025 and a minimum tax credit carryforward of approximately $0.1 million. MezzCo and OpBiz have a valuation allowance at December 31, 2005 and 2004 recorded against tax benefits that are more likely than not unrealizable. The current tax receivable of $194,000 at June 30, 2006 represents recoverable taxes paid in a carryback period and a tax deposit for the first quarter 2006.

9.                                      COMMITMENTS AND CONTINGENCIES

Litigation

BH/RE is not currently a party to any material legal proceedings.

Employment Agreements

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 5% of the equity of MezzCo.

Timeshare Purchase Agreement

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz has agreed to sell approximately 4 acres of land adjacent to the Aladdin to Westgate, who plans to develop, market, manage and sell timeshare units on the land. The land value recorded by OpBiz in it’s financial statements of $29.5 million was based on an independent appraisal.  The purchase price for the land will be paid by Westgate in the form of fees based on annual sales of timeshare units.  The Timeshare Purchase Agreement remains in effect but the deed to the land has not been transferred as requisite conditions to consummate the sale have not been completed by Westgate.  To complete the deed transfer, Westgate must obtain financing and obtain all required approvals from regulatory agencies.  Accordingly, no gain or loss on the sale of the land has been recorded in the Company’s financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005.

Certain statements in this report, including in this discussion, contain forward-looking statements with respect to our business, financial condition, results of operations, liquidity and capital resources, expectations regarding the cost and timing to complete our renovation project, industry outlook and other non-historical statements.  These statements can be identified by the words “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates” and similar expressions.  These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to construction and renovation risks, our ability to obtain additional financing to complete our renovation project, our compliance with the covenants contained in our Credit Agreement, our significant leverage, competition from other gaming operations, the cyclical nature of the hotel business and gaming business, economic conditions, factors affecting our ability to complete acquisitions and dispositions of gaming properties, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, licensing and other regulatory risks and the other risk factors described from time to time in our filings with the Securities and Exchange Commission.  These factors could cause our actual results to differ materially from those expressed in our forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006, the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report and “Item 1A – Risk Factors” included in this report and BH/RE’s Annual Report on Form 10-K.

Renovation Project

As discussed more fully under “Results of Operations” below, declines in our operating profits and cash flow while we undergo the transition to the PH Resort have been greater than originally anticipated. We originally expected the renovation to be complete by December 31, 2006. We currently expect the interior casino renovation to be substantially complete by December 31, 2006, but expect renovations to the exterior plaza and façade to extend through the second quarter of 2007. The final plans and specifications of the renovation have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized. We currently estimate that the renovation costs will be approximately $165 million. We do not have commitments for funding in excess of $100 million. The remaining balance of the $100 million renovation fund is recorded as restricted cash in the Company’s Consolidated Statement of Financial Position.

As described more fully under “Description of Certain Indebtedness” below and Item 1A. Risk Factors—“Risks Related to Our Substantial Indebtedness”, our Credit Agreement requires that we spend an aggregate of $72,000,000 on renovation capital expenditures by August 31, 2006. If $72,000,000 of such amount is not spent by August 31, 2006, we are required to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures. As of August 31, 2006, we have failed to satisfy such minimum spend requirement by approximately $35.6 million. If we are required to prepay amounts outstanding under the Credit Agreement, the $100 million commited funding for the renovation would be reduced by the prepayment amount creating an additional shortfall for the completion of the renovation project.

The members of BH/RE may elect to contribute the funding required to complete the renovation, but we cannot assure you that this contribution will be made or that the required additional funds can be obtained on acceptable terms or at all. If this funding is not obtained, the scope of the project would be reduced which may adversely affect our future operating results and our ability to complete the project.

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

Membership Interests

As of June 30, 2006, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 5% of the equity of MezzCo.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ended June 30, 2006.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

There was $0.1 million and $0.2 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and six months ended June 30, 2006.

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

Six Months Ended June 30, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three or six months June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in thousands)
Net income:
As reported	$(7,105)	$(6,749)
Deduct: compensation expense under fair value-based method (net of tax)	(45)	(89)
Pro forma	$(7,150)	$(6,838)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28

Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

The total fair value of options vested during the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (dollars in thousands, unaudited).

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2006	2005	Change	2006	2005	Change

Net Revenues	$68,503	$75,373	-9.1%	$141,985	$154,592	-8.2%
Operating Expenses:
Casino	17,330	17,156	1.0%	35,217	34,614	1.7%
Hotel	10,396	12,485	-16.7%	20,311	21,541	-5.7%
Food and Beverage	12,024	12,519	-4.0%	23,830	25,458	-6.4%
Other	1,668	1,501	11.1%	3,992	3,843	3.9%
Selling, general and administrative	18,747	19,366	-3.2%	36,392	36,866	-1.3%
Depreciation and amortization	5,595	5,898	-5.1%	11,286	11,768	-4.1%
Operating Income	$2,743	$6,448	-57.5%	$10,957	$20,502	-46.6%

Net revenues for the three and six months ended June 30, 2006 declined when compared to the three and six months ended June 30, 2005. The renovation project, which is currently underway, was the primary reason for the decline in revenues throughout the property. Operating income and operating margin also declined as a result of the renovation project due to the level of disruption we are experiencing while the structural phase of the construction is underway.

The following table highlights the various sources of our revenues and expenses for the three and six months ended June 30, 2006 and 2005, respectively (dollars in thousands, unaudited).

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change

Casino revenues	$25,677	$31,327	-18.0%	$55,502	$64,240	-13.6%
Casino expenses	17,330	17,156	1.0%	35,217	34,614	1.7%
Margin	32.5%	45.2%		36.5%	46.1%

Hotel revenues	$28,665	$28,727	-0.2%	$57,859	$57,964	-0.2%
Hotel expenses	10,396	12,485	-16.7%	20,311	21,541	-5.7%
Margin	63.7%	56.5%		64.9%	62.8%

Food and beverage revenues	$15,619	$18,061	-13.5%	$32,270	$37,380	-13.7%
Food and beverage expenses	12,024	12,519	-4.0%	23,830	25,458	-6.4%
Margin	23.0%	30.7%		26.2%	31.9%

Other revenues	$4,020	$3,128	28.5%	$8,164	$7,521	8.5%
Other expenses	1,668	1,501	11.1%	3,992	3,843	3.9%
Margin	58.5%	52.0%		51.1%	48.9%

Selling, general and administrative expenses	$18,747	$19,366	-3.2%	$36,392	$36,866	-1.3%
Margin	27.4%	25.7%		25.6%	23.8%

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

Casino revenues decreased 18.0% to $25.7 million for the three months ended June 30, 2006, as compared to $31.3 million for the three months ended June 30, 2005. Table games revenue for the three months ended June 30, 2006, decreased by approximately $3.3 million as compared to the three months ended June 30, 2005. The number of operational table units decreased 25% in connection with the renovation project with a resulting decrease in drop of 15%. Overall win percentage of 15.8% was also down compared to

18.1% in the same three month period in prior year.  Slot revenue for the three months ended June 30, 2006 decreased approximately $1.8 million when compared to the same three month period in prior year. Number of slot units on the floor decreased 21% with a resulting decrease in slot handle of 14%. Win per unit increased 13% offsetting the decrease in handle and resulting in an overall decrease in revenue of 11.9%. Combined revenues from the race and sports book, poker and keno decreased by $0.2 million or 18.4% when compared to the three month period ended June 30, 2005 primarily due to declines in business levels due to the casino disruption.

Casino expenses increased 1.0% to $17.3 million for the three months ended June 30, 2006, as compared to $17.1 million for the three months ended June 30, 2005. Operating margin declined 12.7% when comparing the same three month periods. The increase in casino expenses and decline in operating margin were mainly attributable to the addition of promotional offers and events intended to maintain revenue during the renovation period. We expect that continued focus on events and promotional offers will help us drive traffic throughout the renovation and that we will experience a resulting decline in operating margin when compared to prior year.

Casino revenues decreased 13.6% to $55.5 million for the six months ended June 30, 2006, as compared to $64.2 million for the six months ended June 30, 2005. Table games revenue for the six months ended June 30, 2006, decreased by approximately $4.8 million as compared to the six months ended June 30, 2005. The number of operational table units decreased 17.6% in connection with the renovation project with a resulting decrease in drop of 10%. Overall win percentage of 17.3% was also down compared to 18.5% in the same six month period in prior year.  Slot revenue for the six months ended June 30, 2006 decreased approximately $2.1 million when compared to the same six month period in prior year. Number of slot units on the floor decreased 20% with a resulting decrease in slot handle of 14%. Win per unit increased 17% offsetting the decrease in handle and resulting in an overall decrease in revenue of 9%. Combined revenues from the race and sports book, poker and keno decreased by $1.0 million or 34.6% when compared to the six month period ended June 30, 2005 primarily due to declines in business levels due to the casino disruption as well as losses on the NFL finals in the sports book during the first quarter of 2006.

Casino expenses increased 1.7% to $35.2 million for the six months ended June 30, 2006, as compared to $34.6 million for the six months ended June 30, 2005. Operating margin declined 9.6% when comparing the same six month periods. In order to maintain revenue in the casino during the renovation period, we have implemented additional promotional offers and events resulting in a decline in operating profit margin when compared to prior year.  We expect to continue these promotional offers and events to assist in increasing traffic while the casino floor is disrupted.

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

Hotel revenues of $28.7 million for the three months ended June 30, 2006 were comparable to the three months ended June 30, 2006. Hotel occupancy was also comparable to the same period in previous year at  98.8% for the three months ended June 30, 2006, as compared to 98.9% for the three months ended June 30, 2005. Average daily room rates of $123 for the three months ended June 30, 2006 were comparable to the three months ended June 30, 2005. We were able to maintain hotel revenues during the renovation period due to continued strong demand for rooms in the Las Vegas market and the improved marketing channels of Starwood.

Hotel revenues of $58.0 million for the six months ended June 30, 2006, were comparable to the six months ended June 30, 2005. Hotel occupancy percentage was 97.3% for the six months ended June 30, 2006, as compared to 96.5% for the six months ended June 30, 2005. Average daily room rates decreased to $127 for the six months ended June 30, 2006, as compared to $128 for the six months ended June 30, 2005.

Hotel expenses decreased 16.7% to $10.4 million for the three months ended June 30, 2006, as compared to $12.5 million for the three months ended June 30, 2005. Hotel expenses decreased 5.7% to $20.3 million for the six months ended June 30, 2006, as compared to $21.5 million for the six months ended June 30, 2005. Hotel margins increased 7.2 and 2.1 percentage points over the same three-and-six month periods.  The decrease in hotel expenses and increase in hotel margins as compared to the same period in previous year is the result elimination of additional repair and maintenance expenses that were recorded in the three months ended June 30, 2005.  Repair and maintenance expense in the previous year was significantly higher than our normal run rate and included replacement of hotel amenities.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 13.5% to $15.6 million for the three months ended June 30, 2006, as compared to $18.1 million for the three months ended June 30, 2005. Food and beverage revenues decreased 13.7% to $32.3 million for the the six months ended June 30, 2006, as compared to the $37.4 million for the six months ended June 30, 2005. The decline in food revenue was the result of cover declines in all outlets due to construction disruption. Beverage revenue declines were directly attributed the closing of outlets for the construction. Those closed beverage outlets were replaced by portable casino bars that did not pick up the lost revenue.

Food and beverage expenses decreased 4.0% to $12.0 million for the three months ended June 30, 2006, as compared to $12.5 million for the three months ended June 30, 2005. Food and beverage expenses decreased 6.4% to $23.8 million for the six months ended June 30, 2006, as compared to $25.5 million for the six months ended June 30, 2005. Food and beverage margins decreased 7.7 and 5.7 percentage points in comparing the same three and six month periods. Food and beverage payroll and benefit expenses increased as a result of the addition of the culinary union contract in October 2005, but those increases were more than offset by expense control measures including flexible staffing based on cover and revenue reductions during the renovation period.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 28.5% to $4.0 million for the three months ended June 30, 2006, as compared to $3.1 million for the three months ended June 30, 2005 and increased 8.5% to $8.2 million for the six months ended June 30, 2006, as compared to $7.5 million for the six months ended June 30, 2005. The increases in other revenue when compared to prior year is primarily due to additional rental income from tenants including timeshare sale kiosks for which we receive rent on a percentage of sales basis.

Other expenses increased 11.1% to $1.7 million for the three months ended June 30, 2006, as compared to $1.5 million for the three months ended June 30, 2005 and increased 3.9% to $4.0 million for the six months ended June 30, 2006, as compared to $3.8 million for the six months ended June 30, 2005. Expenses related to the operation of a temporary casino lounge including a nightly band were absorbed to offset the loss of entertainment due to the showroom closing for renovation which occurred in April 2005.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 3.2% to $18.7 million for the three months ended June 30, 2006, as compared to $19.4 million for the three months ended June 30, 2005 and decreased 1.3% to $36.4 million for the six months ended June 30, 2006, as compared to $36.9 million for the six months ended June 30, 2005. SG&A expenses as a percentage of net revenues remained relatively consistent when comparing the same three and six month periods. In reaction to the revenue declines related to the renovation, we implemented savings strategies to reduce the level of marketing and fixed admin expenses, including payroll, which will remain in place for the remainder of 2006.

Depreciation and Amortization

Depreciation and amortization expense of $5.6 million and $11.3 million for the three and six months ended June 30, 2006 declined when compared to $5.9 million and $11.8 million in expense for the three and six months ended June 30, 2005. Asset additions resulting from the renovation project will not begin depreciating until construction is complete and they are placed in service.

Net Interest Expense

Net interest expense of  $13.3 million and $27.9 million for the three and six months ended June 30, 2006 compares to $13.8 million and $27.4 million for the three and six months ended June 30, 2005. Interest expense for the three and six months ended June 30, 2006 includes capitalized interest related to the project.  Excluding the effect of capitalized interest, interest expense has increased as a direct result of increases in LIBOR for the comparable three and six month periods in prior year.  Interest expense on the Credit Facility is calculated using LIBOR plus an applicable margin.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated cash flows from operating activities of approximately $3.2 million. Cash generated from operations during the period was primarily due to increases in collection of receivables. We also have restricted cash and cash equivalents of approximately $74.6 million, which is designated to be used for costs associated with the renovation and re-theming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2006 are expected to include (i) up to approximately $74.6 million in capital expenditures related to the renovation project and (ii) approximately $29.0 million in interest and principal payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz in connection with our acquisition of the Aladdin and available working capital, including the cash that we acquired from Aladdin Gaming under the purchase agreement, will be adequate to meet the anticipated working capital, renovation and debt service obligations of OpBiz for at least the next 12 months of operations. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE, and we believe that we will have adequate cash to meet these needs if they should arise. The Credit Agreement allows OpBiz to make tax distributions.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We have experienced a reduction in cash generated by our operations during the planned renovations to the Aladdin and expect those reductions to continue through the remainder of 2006.  The terms of the Credit Agreement address the anticipated reductions and provide for appropriate remedies. For example, the covenant in the Credit Agreement requiring

OpBiz to achieve specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the first two years of the Credit Agreement includes a provision whereby the members of BH/RE may cure the default by making an equity contribution equal to the difference between the required minimum EBITDA and actual EBITDA for the measurement period.  We expect that we will have a shortfall to required EBITDA for the period ended August 31, 2006, but we have been advised by our members that they intend to make an equity contribution equal to the amount of the shortfall within the required 90 day period.  If such equity contribution is not made, however, we would seek a waiver of such event of default, but there can be no assurance that it would be given.

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

•        with an amount equal to the difference between defined renovation capital expenditures and what was actually spent thereon if (i) an aggregate amount of $72.0 million is not spent on renovation capital expenditures by August 31, 2006, or (ii) an aggregate amount of $81.0 million is not spent on renovation capital expenditures by February 28, 2007 or (iii) an aggregate amount of $90.0 million is not spent on renovation capital expenditures by August 31, 2007; and

•        with the proceeds of certain asset sales.

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

Our Credit Agreement also requires that we spend not less than $90,000,000 on renovation capital expenditures by

August 31, 2007. If $72,000,000 of such amount is not spent by August 31, 2006, we are required to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures. As of August 31, 2006, we have failed to satisfy such minimum spend requirement by approximately $35.6 million. OpBiz has proposed to enter into gross maximum price contracts with contractors for a substantial portion of the renovation work. Under the terms of the proposed contracts, OpBiz would make advanced payments to the contractors in exchange for a discount on the total cost. The cumulative payments to the contractors, project professionals and consultants under such contracts would exceed the minimum spend requirements defined in the Credit Agreement. We believe that OpBiz is entitled to make these payments. The lenders under the Credit Agreement, however, have been unwilling to make the necessary funds available to us to enter into such contracts. As a result, we are unable to spend $72.0 million on renovation capital expenditures by August 31, 2006. Accordingly, OpBiz may be required to make a mandatory prepayment of amounts outstanding under the Credit Agreement for the renovation spend shortfall of approximately $35.6 million. Because of our inability to satisfy the spend requirement with advance payments under the contracts resulting from the lenders’ position on providing funds, we have not yet determined if we will make such payment. A failure to make such payment when due would result in an event of default under the Credit Agreement. In light of the lenders’ action, the Company may dispute whether an event of default has occurred.

If there were such an event of default, the holders of the indebtedness under the Credit Agreement could cause all amounts outstanding with respect to that debt to be due and payable immediately.  In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments.  It is likely that, if the defaulted debt is accelerated, our liquid assets and cash flow will not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure such debt.  Further, if we are unable to repay, refinance or restructure our indebtedness under the Credit Agreement, the lenders under the Credit Agreement could proceed against the collateral securing that indebtedness.

OpBiz currently projects a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised us that they intend to make the required contribution within the prescribed timeframe and, accordingly, OpBiz does not anticipate an event of default for non-compliance with this covenant. If such equity contribution is not made, we would seek a waiver of such default, however, there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Mimimum EBITDA covenants beyond August 31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that we do not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless we obtain a waiver from the lenders under the Credit Agreement.

In addition to the detailed covenants described herein, the Credit Agreement contains customary events of default, including a change of control of OpBiz, the occurrence of a default under the terms of any indebtedness of MezzCo, a default by OpBiz under the Hotel management contract or termination of Sheraton as the manager of the Hotel (unless OpBiz replaces Sheraton with another approved manager within 30 days of such termination), a default or termination of the Planet Hollywood license agreement and certain defaults under the agreements with Boulevard Invest or Northwind Aladdin.

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of June 30, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

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

The warrants are exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof. Currently, all of MezzCo’s voting membership interests are represented by units owned by EquityCo. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the warrants may be increased from time-to-time upon the occurrence of certain events as described in the warrants. The maximum aggregate increase is 19%, following which the warrants would represent rights to purchase 36.5% of the units representing the fully diluted equity of MezzCo. Holders of the warrants and any securities issued upon exercise of the warrants may require MezzCo to redeem such securities commencing in August 2011 at a redemption price based upon a formula set forth in the warrants. Starting in August 2008, in the event the Company fails to achieve certain operational thresholds, the holders of the MezzCo warrants, and securities issued upon exercise thereof, have the right to assume control of MezzCo and OpBiz and conduct a sale of the equity of, or all or substantially all of the assets of, either MezzCo or OpBiz provided that all Control Conditions (as defined in the Investor Rights Agreement) are met. These rights are subject to (i) repayment in full of all indebtedness that is senior to the notes (including all indebtedness of OpBiz under the Credit Agreement), (ii) certain covenants related to OpBiz’s ability to achieve targeted levels of EBITDA and (iii) the prior approval of the Nevada gaming authorities. These rights expire upon completion of a public offering by MezzCo or OpBiz. In connection with the Mezzanine Financing, our obligation to make expenditures on renovations to the Aladdin was increased from $90 million, as required under the Credit Agreement, to $100 million.

As of June 30, 2006, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $3.7 million. The estimated fair value of the warrants was approximately $4.1 million at June 30, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at June 30, 2006, would increase our annual interest expense for the remainder of 2006 by approximately $2.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following risk factors should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to the Aladdin Renovation

Our renovation budget is only an estimate and actual costs may exceed the budget.

The final plans and specifications for the renovation of the Aladdin have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized.  We currently estimate that renovation costs will be approximately $165 million. While we believe that the budget is reasonable, the costs are an estimate and actual costs may be higher than expected. Construction projects like the proposed renovations to the Aladdin entail significant risks, including:

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

We may not be able to fund the intended scope of the project or cost overruns.

We do not have commitments for funding in excess of $100 million.  Such additional financing could be provided by our members with equity contributions or from additional debt financing. We cannot assure you, however, that such funding, if necessary, will be available on acceptable terms and conditions. Substantially all of our internally generated funds will be used to pay interest and principal under the Credit Agreement and therefore, cannot be used to fund the renovation.  If we do not obtain additional funding for the scope of the project as planned or if we experience cost overruns or other events or circumstances that would cause us to require funding in excess of existing capital commitments, we might not be able to complete the renovations or execute the business plans for the PH Resort.

Renovations to the Aladdin have disrupted  and  may continue in the future to disrupt our operations.

We intend to continue operating the Hotel and Casino under the Aladdin name during renovations. We are conducting the renovation in phases and are otherwise attempting to reduce disruption to our business to the extent practicable. We have experienced reductions in the planned cash flow generated from operations during the renovation.  We cannot assure you that the renovation process will not result in additional decreases in Hotel occupancy or use of the Casino, either of which would have a continued negative impact on our results of operations and operating cash flow.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial results.

As of June 30, 2006, we have $495.4 million of indebtedness under the Credit Agreement, approximately $30.1million of indebtedness under the Energy Service Agreement and approximately $115.7 million of indebtedness incurred by MezzCo. The indebtedness under the Credit Agreement is secured by a first lien on all of the assets of OpBiz and a pledge of MezzCo’s equity interest in OpBiz.

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

Our ability to make payments on our indebtedness depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow will depend upon many factors, some of which are beyond our control, including:

•       our ability to complete the renovation of the Aladdin into the PH Resort as planned;

•       our ability to minimize disruption to our business during the renovation process;

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

Our Credit Agreement contains certain financial covenants, including minimum levels of earnings before interest, tax, depreciation and amortization, which we refer to as EBITDA, a minimum ratio of EBITDA to cash interest expense and a maximum ratio of indebtedness to EBITDA.  We currently project a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised us that they intend to make the required contribution within the prescribed timeframe and, accordingly, we do not anticipate an event of default for non-compliance with this covenant.  If such equity contribution is not made, however, we would seek a waiver of such event of default, but there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Minimum EBITDA covenants beyond August 31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that we do not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless we obtain a waiver from the lenders under the Credit Agreement.

Our Credit Agreement also requires that we spent not less than $90,000,000 on renovation capital expenditures by August 31, 2007. If $72,000,000 of such amount is not spend by August 31, 2006, we are required to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures. As of August 31, 2006, we have failed to satisfy such minimum spend requirement by approximately $35.6 million. OpBiz has proposed to enter into gross maximum price contracts with contractors for a substantial portion of the renovation work. Under the terms of the proposed contracts, OpBiz would make advanced payments to the contractors in exchange for a discount on the total cost. The cumulative payments to the contractors, project professionals and consultants under such contracts would exceed the minimum spent requirements defined in the Credit Agreement. We believe that OpBiz is entitled to make these payments. The lenders under the Credit Agreement, however, have been unwilling to make the necessary funds available to us to enter into such contracts. As a result, we are unable to spend $72.0 million on renovation capital expenditures by August 31, 2006. Accordingly, OpBiz may be required to make a mandatory prepayment of amounts outstanding under the Credit Agreement for the renovation spend shortfall of approximately $35.6 million. Because of our inability to satisfy the spend requirement with advance payments under the contracts resulting from the lenders’ position on providing funds, we have not yet determined if we will make such payment. A failure to make such payment when due would result in an event of default under the Credit Agreement. In light of the lenders’ action, the Company may dispute whether an event of default has occurred.

If there were such an event of default, the holders of the indebtedness under the Credit Agreement could cause all amounts outstanding with respect to that debt to be due and payable immediately.  In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments.  It is likely that, if the defaulted debt is accelerated, our liquid assets and cash flow will not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments of those debt securities.  Further, if we are unable to repay, refinance or restructure our indebtedness under the Credit Agreement, the lenders under the Credit Agreement could proceed against the collateral securing that indebtedness.

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

BH/RE, L.L.C.

September 1, 2006	By:	/s/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.