Form 10-Q
period 2006-09-30
BH RE LLC
filed 2006-11-14
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BH/RE, L.L.C. AND SUBSIDIARIES
Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(amounts in thousands)

	September 30,	December 31,
	2006	2005 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,436	$41,419
Receivables, net	14,663	19,793
Inventories	1,599	2,165
Prepaid expenses	4,933	4,913
Deposits and other current assets	1,516	3,058
Total current assets	69,147	71,348

Property and equipment, net	505,752	485,746
Restricted cash and cash equivalents	57,786	87,787
Other assets, net	7,606	9,614
Total assets	$640,291	$654,495

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$6,548	$2,671
Accounts payable	4,482	3,359
Accrued payroll and related	13,436	13,373
Accrued interest payable	8,673	6,896
Accrued taxes	2,493	2,994
Accrued expenses	6,771	6,183
Deposits	4,606	4,563
Other current liabilities	5,847	6,159
Due to affiliates	1,411	1,591
Total current liabilities	54,267	47,789

Long-term debt, less current portion	615,969	604,877
Other long-term liabilities	4,204	4,229
Total liabilities	674,440	656,895

Commitments and contingencies (Note 9)

Minority interest	9,092	13,863

Members’ deficit:
Member’s equity	21,500	21,500
Accumulated deficit	(64,741)	(37,763)
Total members’ deficit	(43,241)	(16,263)
Total liabilities and members’ deficit	$640,291	$654,495

The accompanying notes are an integral part of these consolidated financial statements.

* Condensed from audited financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,
	2006	2005

Operating revenues:
Casino	$25,099	$32,629
Hotel	25,714	25,522
Food and beverage	14,828	18,823
Other	3,084	4,201
Gross revenues	68,725	81,175
Promotional allowances	(4,794)	(6,802)
Net revenues	63,931	74,373

Operating costs and expenses:
Casino	16,459	19,793
Hotel	10,201	8,931
Food and beverage	11,578	12,654
Other	641	2,630
Selling, general and administrative	20,080	19,443
Depreciation and amortization	5,605	5,944
	64,564	69,395

Operating (loss) income	(633)	4,978

Other income (expense):
Interest expense, net	(14,190)	(14,240)
Minority interest	2,220	1,277
Gain on warrant valuation	33	2
Other income	—	12
	(11,937)	(12,949)

Pre-tax loss	(12,570)	(7,971)
Income tax benefit	—	918
Net loss	$(12,570)	$(7,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
	2006	2005

Operating revenues:
Casino	$80,601	$96,869
Hotel	83,572	83,486
Food and beverage	47,099	56,203
Other	11,248	11,722
Gross revenues	222,520	248,280
Promotional allowances	(16,604)	(19,315)
Net revenues	205,916	228,965

Operating costs and expenses:
Casino	51,676	54,407
Hotel	30,512	30,472
Food and beverage	35,408	38,112
Other	4,633	6,473
Selling, general and administrative	56,472	56,309
Depreciation and amortization	16,891	17,712
	195,592	203,485

Operating income	10,324	25,480

Other income (expense):
Interest expense, net	(42,098)	(41,659)
Minority interest	4,771	2,427
Gain (loss) on warrant valuation	24	(15)
Other income	—	12
	(37,303)	(39,235)

Pre-tax loss	(26,979)	(13,755)
Provision for income taxes	—	(48)
Net loss	$(26,979)	$(13,803)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(26,979)	$(13,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,891	17,712
Amortization of debt discount and issuance costs	5,208	5,241
Minority interest	(4,771)	(2,427)
Change in value of warrants	308	37
Changes in assets and liabilities:
Receivables, net	5,130	(3,479)
Inventories and prepaid expenses	546	546
Deposits and other current assets	1,815	(326)
Accounts payable	1,123	986
Accrued expenses and other current liabilities	1,477	2,303
Net cash provided by operating activities	748	6,790
Cash flows from investing activities:
Capital expenditures	(36,286)	(7,115)
Restricted cash and cash equivalents	30,001	4,195
Net cash used in investing activities	(6,285)	(2,920)
Cash flows from financing activities:
Payments under bank facility	(1,181)	—
Payable-in-kind interest added to debt principal	12,775	12,429
Payments on CUP financing	(1,040)	(928)
Net cash provided by financing activities	10,554	11,501
Cash and cash equivalents:
Increase in cash and cash equivalents	5,017	15,371
Balance, beginning of period	41,419	37,016
Balance, end of period	$46,436	$52,387

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$25,236	$23,331

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2006, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of approximately $57.8 million and $87.8 million as of September 30, 2006 and December 31, 2005, respectively, the majority of which will be applied toward the remaining cash commitments for the planned renovations to the Aladdin.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated statements of financial position as of September 30, 2006 and December 31, 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method and are included in other assets on BH/RE’s consolidated statements of financial position. Debt issuance costs, net of the related amortization, approximated $5.9 million and $7.0 million as of September 30, 2006 and December 31, 2005, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at September 30, 2006, had a net book value of approximately $1.3 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at September 30, 2006. The customer list is being amortized using the straight-line method over a useful life of 4 years.

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

In conjunction with the Mezzanine Financing, MezzCo issued warrants to purchase membership interests in the fully diluted equity of MezzCo which contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income (loss).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Rooms	$905	$1,047	$2,807	$2,727

Food and Beverage	2,136	2,806	6,958	7,815

Other	82	188	757	593

Total cost of promotional allowances	$3,123	$4,041	$10,522	$11,135

Slot Club Program

The Aladdin’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.5 million and $1.7 million as of September 30, 2006 and December 31, 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $0.9 million and $3.2 million for the three and nine months ended September 30, 2006, respectively and $1.0 million and $4.1 million for the three and nine months ended September 30, 2005, respectively.

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

Membership Interests

As of September 30, 2006, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

Renovation Project

The final plans and specifications of the renovation have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized. We currently estimate that the renovation costs will be approximately $176.3 million. We do not expect the renovation fund of $100 million plus operating cash available for use, as permitted under the Credit Agreement, to be sufficient to fund the project as currently budgeted and we do not have commitments for additional funding.  The remaining balance of the $100 million renovation fund is recorded as restricted cash in the Company’s Consolidated Statement of Financial Position.

The members of BH/RE may elect to contribute the funding required to complete the renovation or OpBiz may seek to obtain additional financing, but we cannot assure you that this contribution will be made or that the required additional funds can be obtained on acceptable terms or at all. If this funding or financing is not obtained, the scope of the project would be reduced which may adversely affect our future operating results and our ability to complete the project.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three and nine months ended September 30, 2006.

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

There was $0.1 million and $0.2 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and nine months ended September 30, 2006, respectively.

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

Nine Months Ended September 30, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three or nine months September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in thousands)
Net income:
As reported	$(7,053)	$(13,803)
Deduct: compensation expense under fair value-based method (net of tax)	(45)	(134)
Pro forma	$(7,098)	$(13,937)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28

Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

3.                                      RECEIVABLES

Accounts receivable consist of the following (in thousands):

	September 30 2006	December 31, 2005
	(unaudited)
Casino	$9,545	$12,173
Hotel	8,084	8,470
Other	3,395	3,593
	21,024	24,236
Allowance for doubtful accounts	(6,361)	(4,443)
Receivables, net	$14,663	$19,793

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Land	$97,979	$97,979
Building and improvements	367,663	367,234
Furniture, fixtures and equipment	34,680	34,194
Construction in progress	50,055	14,685
	550,377	514,092
Accumulated depreciation	(44,625)	(28,346)
Property and equipment, net	$505,752	$485,746

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

Depreciation expense was approximately $5.6 million and $16.9 million for the three and nine months ended September 30, 2006, respectively,  and $5.9 million and $17.7 million for the three and nine months ended September 30, 2005, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Term Loan A - $500 million senior notes, net of unamortized discount of $21,548 and $25,632	$463,195	$460,293
Term Loan B - $10 million senior notes	11,753	10,985
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,548 and $3,880	116,295	103,956
Northwind Aladdin obligation under capital lease	31,274	32,314
Total long-term debt	622,517	607,548
Current portion of long-term debt	(6,548)	(2,671)
Total long-term debt, net	$615,969	$604,877

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

The Credit Agreement also requires that OpBiz spend not less than $90,000,000 on renovation capital expenditures by August 31, 2007.   Pursuant to the Credit Agreement, if $72,000,000 of such amount was not spent by August 31, 2006, OpBiz was required, absent a waiver from the lenders, to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures.  As of August 31, 2006, OpBiz failed to satisfy such minimum spend requirement by approximately $35.6 million. On October 23, 2006, OpBiz and the lenders under the Credit Agreement entered into a waiver and amendment to the Credit Agreement (“Amendment 1”) pursuant to which OpBiz obtained a waiver from the lenders for the alleged default arising from the failure to make the pre-payment required because of the failure to satisfy the minimum renovation capital expenditure of $72.0 million by August 31, 2006.  Amendment No. 1 also modified the terms of the minimum spend requirement from $72,000,000 by August 31, 2006 to $81,000,000 by April 30, 2007 and removed OpBiz’s obligation to prepay amounts outstanding under the Credit Agreement by any shortfall capital expenditure amount.  OpBiz is still required to spend an aggregate amount of $90,000,000 on renovation capital expenditures by August 31, 2007.  The failure to spend such amounts would be an event of default.

Amendment 1 also requires OpBiz pay an exit fee equal to 0.75% of the outstanding balance of the Credit Agreement as of  September 1, 2006.  The exit fee, which is approximately $3.7 million, is payable upon maturity of the Credit Agreement obligations, whether at scheduled maturity, voluntary prepayment, mandatory prepayment or otherwise.  Beginning on September 1, 2006 and ending on August 31, 2007, OpBiz is also required to pay a “Term Loan A Interest Differential” amount on each day that interest is due and payable on the Term Loan A notes equal to the difference between the interest due and payable on the Term Loan A notes and an amount equal to a rate per annum equal to the three month LIBOR plus 3.25% on the unpaid principal balance of the outstanding Term Loan A notes during the fiscal quarter last ended prior to such interest payment date.  The Term Loan A Interest Differential amount for the period beginning September 1, 2006 and ending September 30, 2006 will be added to the Term A balance on the effective date of the waiver.

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

OpBiz realized a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised BH/RE that they intend to make the required contribution within the prescribed timeframe and, accordingly, OpBiz does not anticipate an event of default for non-compliance with this covenant.  If such equity contribution is not made, OpBiz would seek a waiver of such default, however, there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Minimum EBITDA covenants beyond August 31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that OpBiz does not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless OpBiz obtains a waiver from the lenders under the Credit Agreement.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of (i) a liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of September 30, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of September 30, 2006, the MezzCo financing was recorded net of the unamortized balance of the put warrants of approximately $3.5 million. The estimated fair value of the warrants was approximately $4.1 million at September 30, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $2.2 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Starwood management fees totaled approximately $2.3 million and $2.4 million for the  three months ended September 30, 2006 and 2005, respectively, and $7.5 million and $8.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

At December 31, 2005, OpBiz had a general business credit carryforward of approximately $0.7 million that expires in 2025 and a minimum tax credit carryforward of approximately $0.1 million. MezzCo and OpBiz have a valuation allowance at December 31, 2005 and 2004 recorded against tax benefits that are more likely than not unrealizable. The current tax receivable of $194,000 at September 30, 2006 represents recoverable taxes paid in a carryback period and a tax deposit for the first quarter 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006, the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and “Item 1A – Risk Factors” included in this report and BH/RE’s Annual Report on Form 10-K.

Renovation Project

As discussed more fully under “Results of Operations” below, declines in our operating profits and cash flow while we undergo the transition to the PH Resort have been greater than originally anticipated. We originally expected the renovation to be complete by December 31, 2006. We currently expect the interior casino renovation to be substantially complete by December 31, 2006, but expect renovations to the exterior plaza and façade to extend through the third quarter of 2007. The final plans and specifications of the renovation have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized. We currently estimate that the renovation costs will be approximately $176.3 million. We do not expect the renovation fund of $100 million plus operating cash available for use, as permitted under the Credit Agreement, to be sufficient to fund the project as currently budgeted and we do not have commitments for additional funding.  The remaining balance of the $100 million renovation fund is recorded as restricted cash in the Company’s Consolidated Statement of Financial Position.

The members of BH/RE may elect to contribute the funding required to complete the renovation or OpBiz may seek to obtain additional financing, but we cannot assure you that this contribution will be made or that the required additional funds can be obtained on acceptable terms or at all. If this funding is not obtained, the scope of the project would be reduced which may adversely affect our future operating results and our ability to complete the project.

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

Membership Interests

As of September 30, 2006, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three and nine months ended September 30, 2006.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Results of Operations

The following table highlights the results of operations of the Aladdin for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (dollars in thousands, unaudited).

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2006	2005	Change	2006	2005	Change

Net Revenues	$63,931	$74,373	-14.0%	$205,916	$228,965	-10.1%
Operating Expenses:
Casino	16,459	19,793	-16.8%	51,676	54,407	-5.0%
Hotel	10,201	8,931	14.2%	30,512	30,472	0.1%
Food and Beverage	11,578	12,654	-8.5%	35,408	38,112	-7.1%
Other	641	2,630	-75.6%	4,633	6,473	-28.4%
Selling, general and administrative	20,080	19,443	3.3%	56,472	56,309	0.3%
Depreciation and amortization	5,605	5,944	-5.7%	16,891	17,712	-4.6%
Operating (Loss) Income	$(633)	$4,978	-112.7%	$10,324	$25,480	-59.5%

Net revenues for the three and nine months ended September 30, 2006 declined when compared to the three and nine months ended September 30, 2005. The renovation project, which is currently underway, was the primary reason for the decline in revenues throughout the property. Operating income and operating margin also declined as a result of the renovation project due to the level of disruption we are experiencing while the structural phase of the construction is underway.

The following table highlights the various sources of our revenues and expenses for the three and nine months ended September 30, 2006 and 2005, respectively (dollars in thousands, unaudited).

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change

Casino revenues	$25,099	$32,629	-23.1%	$80,601	$96,869	-16.8%
Casino expenses	16,459	19,793	-16.8%	51,676	54,407	-5.0%
Margin	34.4%	39.3%		35.9%	43.8%

Hotel revenues	$25,714	$25,522	0.7%	$83,572	$83,486	0.1%
Hotel expenses	10,201	8,931	14.2%	30,512	30,472	0.1%
Margin	60.3%	65.0%		63.5%	63.5%

Food and beverage revenues	$14,828	$18,823	-21.2%	$47,099	$56,203	-16.2%
Food and beverage expenses	11,578	12,654	-8.5%	35,408	38,112	-7.1%
Margin	21.9%	32.8%		24.8%	32.2%

Other revenues	$3,084	$4,201	-26.6%	$11,248	$11,722	-4.0%
Other expenses	641	2,630	-75.6%	4,633	6,473	-28.4%
Margin	79.2%	37.3%		58.8%	44.8%

Selling, general and administrative expenses	$20,080	$19,443	3.3%	$56,472	$56,309	0.3%
Percent of net revenues	29.2%	25.7%		25.4%	23.8%

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

Casino revenues decreased 23.1% to $25.1 million for the three months ended September 30, 2006, as compared to $32.6 million for the three months ended September 30, 2005. Table games revenue for the three months ended September 30, 2006, decreased by approximately $3.5 million as compared to the three months ended September 30, 2005. The number of operational table units decreased 33% in connection with the renovation project with a resulting decrease in drop of 40%. Overall win percentage of 18.9% was up compared to 16.2% in the same three month period in prior year.  Slot revenue for the three months ended September 30, 2006 decreased approximately $4.0 million when compared to the same three month period in the prior year. The number of slot units on the floor decreased 12% with a resulting decrease in slot handle of 22%. Combined revenues from the race and sports book, poker and keno decreased by $0.5 million or 37.3% when compared to the three month period ended September 30, 2005 primarily due to declines in business levels due to the casino disruption.

Casino expenses decreased 16.8% to $16.5 million for the three months ended September 30, 2006, as compared to $19.8 million for the three months ended September 30, 2005. Operating margin declined 4.9% when comparing the same three month periods. The decline in operating margin was attributable to the declines in business levels and addition of promotional offers and events intended to maintain revenue during the renovation period. We expect that continued focus on events and promotional offers will help us drive traffic throughout the renovation and that we will continue to experience a decline in operating margin when compared to the prior year for the remainder of 2006.  Decreases in payroll and related benefits resulting from the decline in the number of table units and reduced business levels helped offset the promotional expense increases.

Casino revenues decreased 16.8% to $80.6 million for the nine months ended September 30, 2006, as compared to $96.9 million for the nine months ended September 30, 2005. Table games revenue for the nine months ended September 30, 2006, decreased by approximately $8.3 million as compared to the nine months ended September 30, 2005. The number of operational table units decreased 22.8% in connection with the renovation project with a resulting decrease in drop of 20.5%. Overall win percentage of 17.7% was comparable to the same nine month period in prior year.  Slot revenue for the nine months ended September 30, 2006 decreased approximately $6.0 million when compared to the same nine month period in the prior year. The number of slot units on the floor decreased 17.4% with a resulting decrease in slot handle of 16.9%. Win per unit increased 8.6% offsetting the decrease in handle. Combined revenues from the race and sports book, poker and keno decreased by $1.5 million or 35.4% when compared to the nine month period ended September 30, 2005 primarily due to declines in business levels due to the casino disruption as well as losses on the NFL finals in the sports book during the first quarter of 2006.

Casino expenses decreased 5.0% to $51.7 million for the nine months ended September 30, 2006, as compared to $54.4 million for the nine months ended September 30, 2005. Operating margin declined 7.9% when comparing the same nine month periods. In order to maintain revenue in the casino during the renovation period, we have implemented additional promotional offers and events resulting in a decline in operating profit margin when compared to the prior year.  We expect to continue these promotional offers and events to assist in increasing traffic while the casino floor is disrupted. Decreases in payroll and related benefits resulting from the decline in the number of table units and reduced business levels helped offset the promotional expense increases.

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

Hotel revenues of $25.7 million for the three months ended September 30, 2006 were slightly higher than the $25.5 million for  the three months ended September 30, 2005. Hotel occupancy was also comparable to the same period in the previous year at  98.3% for the three months ended September 30, 2006, as compared to 98.0% for the three months ended September 30, 2005. Average daily room rates of $110 for the three months ended September 30, 2006 were comparable to the three months ended September 30, 2005. We were able to maintain hotel revenues during the renovation period due to continued strong demand for rooms in the Las Vegas market and the improved marketing channels of Starwood.

Hotel revenues of $83.6 million for the nine months ended September 30, 2006, were comparable to the nine months ended September 30, 2005. Hotel occupancy percentage was 97.6% for the nine months ended September 30, 2006, as compared to 97.0% for the nine months ended September 30, 2005. Average daily room rates decreased to $121 for the nine months ended September 30, 2006, as compared to $122 for the nine months ended September 30, 2005.

Hotel expenses increased 14.2% to $10.2 million for the three months ended September 30, 2006, as compared to $8.9 million for the three months ended September 30, 2005. The hotel operating margin for the three months ended September 30, 2006 decreased 4.7% when compared to the three months ended September 30, 2005. The increase in hotel expenses and decrease in hotel operating margin is the result of additional expenses incurred for union wages and benefits. Hotel expenses for the nine months ended September 30, 2006 remained consistent with the nine months ended September 30, 2005 at $30.5 million in each period. The operating margins for the nine month periods ended September 30, 2006 and 2005 were also consistent.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 21.2% to $14.8 million for the three months ended September 30, 2006, as compared to $18.8 million for the three months ended September 30, 2005. Food and beverage revenues decreased 16.2% to $47.1 million for the nine months ended September 30, 2006, as compared to the $56.2 million for the nine months ended September 30, 2005. The decline in food revenue was the result of cover declines in open outlets due to construction disruption and the closing of the high end restaurants for conversion to tenant space. Beverage revenue declines were directly attributed the closing of outlets for the construction. Those closed beverage outlets were replaced by portable casino bars that did not pick up the lost revenue.

Food and beverage expenses decreased 8.5% to $11.6 million for the three months ended September 30, 2006, as compared to $12.7 million for the three months ended September 30, 2005. Food and beverage expenses decreased 7.1% to $35.4 million for the nine months ended September 30, 2006, as compared to $38.1 million for the nine months ended September 30, 2005. Food and beverage margins decreased 10.9 and 7.4 percentage points in comparing the same three and nine month periods. Food and beverage payroll and benefit expenses increased as a result of the addition of the culinary union contract in October 2005, but those increases were more than offset by expense control measures including flexible staffing based on cover and revenue reductions during the renovation period and position elimination due to outlet closures.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 26.6% to $3.1 million for the three months ended September 30, 2006, as compared to $4.2 million for the three months ended September 30, 2005 and decreased 4.0% to $11.2 million for the nine months ended September 30, 2006, as compared to $11.7 million for the nine months ended September 30, 2005. The decrease in other revenue when compared to the prior year is primarily due to closure of the theatre for performing arts for tenant renovation.  Loss of entertainment revenue has been offset by additional rental income from tenants including timeshare sale kiosks for which we receive rent on a percentage of sales basis.

Other expenses decreased 75.6% to $0.6 million for the three months ended September 30, 2006, as compared to $2.6 million for the three months ended September 30, 2005 and decreased 28.4% to $4.6 million for the nine months ended September 30, 2006, as compared to $6.5 million for the nine months ended September 30, 2005. Expense reductions related to the closure of the theatre for performing arts.  Additionally, we eliminated the nightly casino band due to disruption on the property related to the renovation.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 3.3% to $20.1 million for the three months ended September 30, 2006, as compared to $19.4 million for the three months ended September 30, 2005 and remained relatively consistent for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 at $56.5 million and $56.3 million, respectively. SG&A expenses as a percentage of net revenues increased to 29.2% for the three months ended September 30, 2006 compared to 25.7% for the three months ended September 30, 2005 and increased to 25.4% for the nine months ended September 30, 2006 when compared to 23.8% for the nine months ended September 30, 2005.  The increases are mainly attributable to additional expenses absorbed related to the company’s capitalization policy whereby purchases that do not meet the company’s capitalization policy are expensed.

Depreciation and Amortization

Depreciation and amortization expense of $5.6 million and $16.9 million for the three and nine months ended September 30, 2006 declined when compared to $5.9 million and $17.7 million in expense for the three and nine months ended September 30, 2005. Asset additions resulting from the renovation project will not begin depreciating until construction is complete and they are placed in service.

Net Interest Expense

Net interest expense of  $14.2 million and $42.1 million for the three and nine months ended September 30, 2006 compares to $14.2 million and $41.7 million for the three and nine months ended September 30, 2005. Interest expense for the three and nine months ended September 30, 2006 includes capitalized interest related to the project.  Excluding the effect of capitalized interest, interest expense has increased as a direct result of increases in LIBOR for the comparable three and nine month periods in prior year.  Interest expense on the Credit Agreement is calculated using LIBOR plus an applicable margin.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated cash flows from operating activities of approximately $0.7 million. Cash generated from operations during the period was primarily due to increases in collection of receivables. We also have restricted cash and cash equivalents of approximately $57.8 million, which is designated to be used for costs associated with the renovation and re-theming of the Aladdin into the PH Resort.

Our primary cash requirements for the remainder of 2006 are expected to include (i) up to approximately $57.8 million in capital expenditures related to the renovation project which is currently included in restricted cash and cash equivalents and (ii) approximately $10.9 million in interest and principal payments on our debt.

We believe that cash generated from operations, the capital invested in OpBiz in connection with our acquisition of the Aladdin and available working capital, including the cash that we acquired from Aladdin Gaming under the purchase agreement, will be adequate to meet the anticipated working capital and debt service obligations of OpBiz for at least the next 12 months of operations. We may have other liquidity needs, such as tax distributions to the members of EquityCo and BH/RE, and we believe that we will have adequate cash to meet these needs if they should arise. The Credit Agreement allows OpBiz to make tax distributions.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We have experienced a reduction in cash generated by our operations during the planned renovations to the Aladdin and expect those reductions to continue through the remainder of 2006.  The terms of the Credit Agreement address the anticipated reductions and provide for appropriate remedies. For example, the covenant in the Credit Agreement requiring OpBiz to achieve specified levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the first two years of the Credit Agreement includes a provision whereby the members of BH/RE may cure the default by making an equity contribution equal to the difference between the required minimum EBITDA and actual EBITDA for the measurement period.  We have realized a shortfall to required EBITDA for the period ended August 31, 2006 of approximately $5 million, but we have been advised by our members that they intend to make an equity contribution equal to the amount of the shortfall within the required 90 day period.  If such equity contribution is not made, however, we would seek a waiver of such event of default, but there can be no assurance that it would be given.

As discussed more fully under “Results of Operations” in Item 2., Managements Discussion and Analysis, declines in our operating profits and cash flow while we undergo the transition to the PH Resort have been greater than originally anticipated. We originally expected the renovation to be complete by December 31, 2006. We currently expect the interior casino renovation to be substantially complete by December 31, 2006, but expect renovations to the exterior plaza and façade to extend through the third quarter of 2007. The final plans and specifications of the renovation have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized. We currently estimate that the renovation costs will be approximately $176.3 million. We do not expect the renovation fund of $100 million plus operating cash available for use, as permitted under the Credit Agreement, to be sufficient to fund the project as currently budgeted and we do not have commitments for additional funding.  The remaining balance of the $100 million renovation fund is recorded as restricted cash in the Company’s Consolidated Statement of Financial Position.

The members of BH/RE may elect to contribute the funding required to complete the renovation or OpBiz may seek to obtain additional financing, but we cannot assure you that this contribution will be made or that the required additional funds can be obtained on acceptable terms or at all. If this funding or financing is not obtained, the scope of the project would be reduced which may adversely affect our future operating results and our ability to complete the project.

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

The Credit Agreement also requires that OpBiz spend not less than $90,000,000 on renovation capital expenditures by August 31, 2007.  Pursuant to the Credit Agreement, if $72,000,000 of such amount was not spent by August 31, 2006, OpBiz was required, absent a waiver from the lenders, to prepay amounts outstanding under the Credit Agreement with an amount equal to the difference between $72,000,000 and the amount actually spent and paid on renovation capital expenditures.  As of August 31, 2006, OpBiz failed to satisfy such minimum spend requirement by approximately $35.6 million. On October 23, 2006, OpBiz and the lenders under the Credit Agreement entered into a waiver and amendment to the Credit Agreement (“Amendment 1”) pursuant to which OpBiz obtained a waiver from the lenders for the alleged default arising from the failure to make the pre-payment required because of the failure to satisfy the minimum renovation capital expenditure of $72.0 million by August 31, 2006.  Amendment No. 1 also modified the terms of the minimum spend requirement from $72,000,000 by August 31, 2006 to $81,000,000 by April 30, 2007 and removed OpBiz’s obligation to prepay amounts outstanding under the Credit Agreement by any shortfall capital expenditure amount.  OpBiz is still required to spend an aggregate amount of $90,000,000 on renovation capital expenditures by August 31, 2007.  The failure to spend such amounts would be an event of default.

Amendment 1 also requires OpBiz pay an exit fee equal to 0.75% of the outstanding balance of the Credit Agreement as of  September 1, 2006.  The exit fee, which is approximately $3.7 million, is payable upon maturity of the Credit Agreement obligations, whether at scheduled maturity, voluntary prepayment, mandatory prepayment or otherwise.  Beginning on September 1, 2006 and ending on August 31, 2007, OpBiz is also required to pay a “Term Loan A Interest Differential” amount on each day that interest is due and payable on the Term Loan A notes equal to the difference between the interest due and payable on the Term Loan A notes and an amount equal to a rate per annum equal to the three month LIBOR plus 3.25% on the unpaid principal balance of the outstanding Term Loan A notes during the fiscal quarter last ended prior to such interest payment date.  The Term Loan A Interest Differential amount for the period beginning September 1, 2006 and ending September 30, 2006 will be added to the Term A balance on the effective date of the waiver.

OpBiz realized a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised us that they intend to make the required contribution within the prescribed timeframe and, accordingly, OpBiz does not anticipate an event of default for non-compliance with this covenant. If such equity contribution is not made, we would seek a waiver of such default, however, there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Minimum EBITDA covenants beyond August 31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that we do not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless we obtain a waiver from the lenders under the Credit Agreement.

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

BH/RE has issued warrants to purchase 2.94% of its ownership interest in EquityCo to the lenders under the Credit Agreement. The warrants can only be exercised upon the occurrence of a (i) liquidity event or distribution (such as through the sale of the hotel/casino); (ii) a public sale of equity securities of EquityCo, MezzCo or OpBiz; or (iii) payment in full of the obligations under the Credit Agreement. The warrants can either be settled in cash or in other membership interests upon exercise. The estimated fair value of the warrants was approximately $0.1 million as of September 30, 2006. These warrants are recorded separately from the related debt within other long-term liabilities.

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

As of September 30, 2006, the MezzCo financing was recorded net of the unamortized balance of the warrants of approximately $3.5 million. The estimated fair value of the warrants was approximately $4.1 million at September 30, 2006 and December 31, 2005, and is recorded separately from the related debt within other long-term liabilities.

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

Proposed New Financing Facility

OpBiz has entered into a non-binding summary of terms with a lending source to obtain additional funding that will be used to refinance its existing indebtedness and to complete the renovation and transformation of the Aladdin into the PH Resort.  Pursuant to the non-binding summary of terms, the financing facility may consist of both a mortgage loan and/or a mezzanine loan in an aggregate amount of up to $820 million.  The proposed new financing facility would have a term of 24 months and bear interest at a rate equal to LIBOR plus an agreed upon spread based on the final loan amount (to be adjusted monthly and subject to a cap).  The non-binding summary of terms does not represent a commitment to lend and we cannot assure you that this additional financing will ultimately be obtained on acceptable terms and conditions or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the outstanding Term Loan A notes quarterly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus an applicable margin that increases over time. Interest on the Term Loan B notes will accrue at a rate of LIBOR plus 4% and will be added quarterly to the outstanding principal amount of the Term Loan B notes and will be paid when we pay off the Term Loan B notes. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at September 30, 2006, would increase our annual interest expense for the remainder of 2006 by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following risk factors should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Related to the Aladdin Renovation

Our renovation budget is only an estimate and actual costs may exceed the budget.

The final plans and specifications for the renovation of the Aladdin have not been finalized. Starwood and the lenders under the Mezzanine Financing have the right to approve the total scope and cost of the renovation once finalized.  We currently estimate that renovation costs will be approximately $176.3 million. While we believe that the budget is reasonable, the costs are an estimate and actual costs may be higher than expected. Construction projects like the proposed renovations to the Aladdin entail significant risks, including:

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

We do not expect the remaining renovation fund plus operating cash available for use, as permitted under the Credit Agreement, to be sufficient to fund the project as currently budgeted and we do not have commitments for additional funding.  Such additional financing could be provided by our members with equity contributions or from additional debt financing. We cannot assure you, however, that such funding, if necessary, will be available on acceptable terms and conditions. Substantially all of our internally generated funds will be used to pay interest and principal under the Credit Agreement and therefore, cannot be used to fund the renovation.  If we do not obtain additional funding for the scope of the project as planned or if we experience cost overruns or other events or circumstances that would cause us to require funding in excess of existing capital commitments, we might not be able to complete the renovations or execute the business plans for the PH Resort.

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

As of September 30, 2006, we have $496.5 million of indebtedness under the Credit Agreement, approximately $31.3 million of indebtedness under the Energy Service Agreement and approximately $119.8 million of indebtedness incurred by MezzCo. The indebtedness under the Credit Agreement is secured by a first lien on all of the assets of OpBiz and a pledge of MezzCo’s equity interest in OpBiz.

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

•       incur additional debt;

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

Our Credit Agreement contains certain financial covenants, including minimum levels of earnings before interest, tax, depreciation and amortization, which we refer to as EBITDA, a minimum ratio of EBITDA to cash interest expense and a maximum ratio of indebtedness to EBITDA.  We have realized a shortfall to the minimum EBITDA requirement for the twelve month period ended August 31, 2006 of approximately $5 million.  The Credit Agreement contains provisions to satisfy this covenant during the first two years of its applicability with an equity contribution equal to the difference between the minimum required EBITDA and actual EBITDA within 90 days of the measurement date.  The members of BH/RE have advised us that they intend to make the required contribution within the prescribed timeframe and, accordingly, we do not anticipate an event of default for non-compliance with this covenant.  If such equity contribution is not made, however, we would seek a waiver of such event of default, but there can be no assurance that it would be granted by the lenders under the Credit Agreement.  Minimum EBITDA covenants beyond August

31, 2006 do not provide for the right to cure a default with an equity contribution.  In the event that we do not have sufficient EBITDA for the twelve month period ended August 31, 2007, it would constitute an event of default unless we obtain a waiver from the lenders under the Credit Agreement.

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

ITEM 6. EXHIBITS

10                                        Waiver and Amendment No. 1 Agreement to the Credit Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 1, 2006)

31.1         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2         Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2          Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

November 14, 2006	By:	/s/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Waiver and Amendment No. 1 Agreement to the Credit Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 1, 2006).

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.