Form 10-K
period 2006-12-31
BH RE LLC
filed 2007-04-02
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant was $0. As of April 2, 2007, each of Robert Earl and Douglas P. Teitelbaum held 50% of the Registrant’s voting membership interests, each of BH Casino and Hospitality LLC I and OCS Consultants, Inc. held 40.75% of the Registrant’s equity membership, and BH Casino and Hospitality LLC II held the remaining 18.50% of the Registrant’s equity membership interests.

PART I

ITEM 1.                BUSINESS

Unless the context indicates otherwise, all references to “BH/RE”, the “Company”, “we”, “us”, “our” and “ours” refer to BH/RE, L.L.C. and its consolidated subsidiaries.

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Organization

BH/RE is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”) is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly-owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly-owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Aladdin Resort and Casino which is currently being transformed into the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner is the owner of the parcel of land (the “Timeshare Parcel”) that is currently subject to a Timeshare Purchase Agreement, dated December 10, 2004, between OpBiz and Westgate Resorts, LLP, a Florida limited partnership (“Westgate”), as more fully described below. As of April 2, 2007, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE’s voting membership interests. BH/RE’s equity membership interests were held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II” and, together with BHCH I, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz completed the acquisition of the Aladdin on September 1, 2004 and has begun a renovation project to transform the Aladdin into the PH Resort. In connection with the renovation of the Aladdin, OpBiz has entered into an agreement with Planet

Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that comprises a portion of the PH Resort.

BH/RE is a Nevada limited liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C., an investment management firm (“Bay Harbour Management”). BHCH was formed by Mr. Teitelbaum to allow funds managed by Bay Harbour Management to hold investments in BH/RE. OCS is wholly-owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Mr. Earl, a trust for the benefit of Mr. Earl’s children and certain affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments were allocated to the underlying acquired assets and assumed liabilities. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004.

OpBiz paid the purchase price for the Aladdin using the proceeds from the issuance of certain secured notes to Aladdin Gaming’s secured creditors, as described below. OpBiz assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was equal to $34 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent.

Simultaneously with the execution of the Credit Agreement, OpBiz made a $14 million cash payment to the secured creditors thereunder, which reduced the principal amount of the notes to $496 million, and obtained a release of a lien on the Timeshare Parcel. On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate, pursuant to which OpBiz agreed to sell the Timeshare Parcel to Westgate, and Westgate agreed to develop, market, manage and sell timeshare units on such Timeshare Parcel.

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

2006 Refinancing

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into a Loan Agreement  (the “Loan Agreement”) with Column Financial, Inc. for a mortgage loan in the principal amount of up to $820 million (the “Loan”). The Loan Agreement provides for an initial disbursement in the amount of $759.7 million and a future funding (the “Future Funding”) in the amount of up to $60.3 million. The Loan is secured by a deed of trust on the PH Resort, a deed of trust on the Timeshare Parcel, and a pledge, subject to approval by the Nevada gaming authorities by MezzCo of its membership interest in OpBiz.

Using the proceeds from the Loan, we have repaid in full all amounts outstanding under the Credit Agreement. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrants to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable.  The warrants can either be settled in cash or in other membership interests upon exercise. On March 14, 2007, the Company entered into a letter agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period (but in any event no later than March 30, 2007) at a cost of $1.61 per warrant. The exercise period expired on March 21, 2007 with no warrant holders electing to exercise. Accordingly, the Company has recorded the value of the warrants as $1.61 million in the accompanying consolidated statements of financial position.

In addition, in order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management,  execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

In connection with the Loan, the Guarantors and Robert Earl executed and delivered a Completion Guaranty, dated November 30, 2006, pursuant to which they jointly and severally guarantied the completion of the renovation of the Property and payment of all costs associated therewith. The liability under the Completion Guaranty is capped at the greater of (a) $35,000,000 and (b) only in the case that cost overruns for the renovation exceed $15,000,000, 24% of the then unpaid costs of the completion of the renovation.

Additionally, in connection with the Loan Agreement, we effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004 (the “Securities Purchase Agreement”), among MezzCo and the investors named therein (the “Investors”), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured notes (the “Notes”) in the original aggregate principal amount of $87 million, and (ii) warrants (the “Warrants”) for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. The proceeds from the Loan were used to redeem the Notes in full.

In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, MezzCo, OpBiz, EquityCo, Post Advisory Group, L.L.C. (the “Collateral Agent”), and the Investors (collectively, the “Restructuring Parties”), entered into a Restructuring Agreement, dated November 30, 2006 (the “Restructuring Agreement”), pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, terminated and amended certain other existing agreements, and entered into certain other ancillary agreements, as more fully described below under “Description of Certain Indebtedness”.

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

Aladdin’s 116,000-square foot casino (the “Casino”) is currently under renovation and when completed as the PH Resort, will offer approximately 1,610 slot machines, 80 table games, a poker room and a race-and sports-book facility on its main floor. The Casino will also include gaming on the mezzanine level with a total of 172 slots,  83 of which will be high denomination and together with 12 high denomination table games, will make up the high limit luxury gaming area.

We anticipate the PH Resort will have nine restaurants. Seven of those restaurants will operate pursuant to leases with third parties and include a Chinese restaurant leased to P.F. Chang’s, a 24-hour casual dining facility, an Italian restaurant, a Japanese restaurant, a steak house, a Mexican restaurant and a casual sandwich shop. We intend to continue to operate the remaining two restaurants which are the buffet and a poolside snack bar, as well as room service and banquet services in the convention space. We also operate a Starbucks Coffee franchise under an agreement with Starbucks Corporation. Additionally, we anticipate the PH Resort will have two nightclubs operated by third parties as well as gift and merchandise shops operated by the Marshall Retail Group.

The Aladdin also has over 75,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 16,000 square feet of breakout space in 18 separate rooms.

The 7,500-seat Theater for the Performing Arts (the “TPA”) is part of the Complex described below, but is not directly connected to the Hotel and the Casino. Hotel and Casino customers and the general public can enter the TPA through the adjacent shopping mall, which is currently known as the Desert Passage, as described below, or through entrances leading directly into the TPA. The TPA is used for award shows, live music events and theatrical performances. The Aladdin also had unfinished space for an approximately 1,300-seat theater on a mezzanine level above the Casino (the “Showroom”). Effective December 16, 2004, OpBiz entered into a long-term lease agreement with CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 (“CCE”), pursuant to which CCE will be renovating and leasing the TPA and Showroom and related areas. The renovation projects on both the TPA and the Showroom are expected to be completed and operating during the second quarter of 2007. CCE will have the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

In conjunction with the purchase of the Aladdin, we acquired a four-acre parcel of vacant land from Aladdin Gaming. This parcel is adjacent to the Desert Passage. For further discussion about our plans for this vacant land, see below under “Business Strategy—Develop Vacant Property.”

In addition to the Hotel, Casino and TPA, the Complex includes the Desert Passage, which is a themed entertainment shopping mall with approximately 435,000 square feet of retail space, and an approximately 4,800-space parking facility jointly used by the Aladdin and the Desert Passage. The Desert Passage is currently being re-themed, re-designed and re-named for consistency with the planned renovations to the Aladdin.

The Desert Passage and the parking facility are owned by Boulevard Invest, LLC (“Boulevard Invest”), an unaffiliated third party. The Desert Passage, which is directly connected to the Casino, contains an array of stores, boutiques, restaurants, cafes and other entertainment offerings. We are a party to reciprocal use easements and agreements governing the operation and maintenance of the Hotel, the Casino, the TPA, the Desert Passage, the Timeshare Parcel and the parking facility.

The central utility plant, which provides hot and cold water and emergency power to the Complex, is owned by Northwind Aladdin (“Northwind”), an unaffiliated third party. We lease the land on which the central utility plant is located to Northwind for a nominal yearly rent.

Business Strategy

Our strategy is to improve profitability by:

•       renovating the Aladdin;

•       implementing a new marketing program to capitalize on the Planet Hollywood and Starwood brand names;

•       upgrading and expanding gaming and non-gaming attractions; and

•       entering into agreements with third parties for operation of the restaurant, entertainment and retail shops.

Renovate the Aladdin

We have created a design and construction plan with an estimated cost of $176 million to renovate the Aladdin into the PH Resort. In addition, we have entered into an agreement with CCE to fund, develop and operate the TPA and Showroom, and have entered into additional agreements with other third parties to develop and/or operate additional restaurants, retail outlets, lounges and nightclubs at the PH Resort, thereby increasing the number of amenities at the PH Resort without increasing renovation costs. Construction on the renovation project began in October 2005, and we currently expect to complete the interior renovation of the Aladdin into the PH Resort  in April 2007 with the exterior façade being completed by the end of third quarter 2007.

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

Implement a New Marketing Program

We intend to focus our marketing efforts on attracting middle market gaming customers and establishing celebrity marketing agreements. We believe the general quality of the Hotel rooms is very competitive for the middle market segment. The new marketing program will feature:

•       the entry of the Planet Hollywood brand name into the Las Vegas casino market; and

•       Starwood’s reservation system and marketing and loyalty programs.

Planet Hollywood Brand Name.   We believe the Planet Hollywood brand name is well-known and internationally recognized. As a result, we expect that we will be able to spend more of our advertising budget on direct customer marketing rather than brand awareness. In addition, we believe that the PH

Resort may host movie premieres, live television productions and similar entertainment industry events, with the goal of attracting Las Vegas tourists, including customers of other properties on the Las Vegas Strip, to the PH Resort.

Relationship with Starwood and Sheraton.   We believe that our relationship with Starwood and Sheraton presents a number of advantages for the PH Resort. We believe that including the PH Resort in the Starwood reservation system and marketing and loyalty programs may result in higher average daily room rates at the Hotel. We also estimate that Starwood’s convention bookings database will generate more profitable convention and meeting business for the PH Resort, improving both mid-week occupancy levels and average daily room rates. The Starwood preferred guest program has approximately 4.7 million active members and approximately 10 million total members. We anticipate Starwood preferred guest program members to utilize the PH Resort as an award-redeeming destination.

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

Expand Race-and Sports-Book Facility and Poker Parlor.   We intend to expand and remodel the Aladdin’s race-and sports-book facility and the poker parlor to keep more of our Hotel guests in the Casino and to attract more non-Hotel customers to the Casino. We believe that a race-and sports-book facility is important because it serves as a gathering and relaxation point for Hotel and other customers. Virtually all of our major competitors have larger race-and sports-book facilities than we currently offer. In addition, because of the popularity of poker, we intend to expand and relocate the poker parlor.

Expand Amenities.   When we complete the planned renovations to the Aladdin, we anticipate the PH Resort will offer a variety of non-gaming amenities that we believe are unique among Las Vegas Strip properties. Our plans include entering into third party agreements to fund, develop and operate nightclubs, lounges and entertainment facilities. Effective December 16, 2004, we entered into a long-term lease agreement whereby CCE will be renovating and leasing the TPA and Showroom. CCE will have the exclusive right to use, reconfigure and operate the leased premises. We will also be able to use the TPA and Showroom for casino and convention needs during certain periods. CCE’s renovation of the Showroom is currently underway. We believe that increasing the number, variety and desirability of non-gaming amenities at the PH Resort will attract more customers and, as a result, increase revenues and profits, including those from our gaming operations.

Upgrade and Expand Restaurant Choices.   Although the Aladdin operated two upscale restaurants and a large buffet with a wide variety of food choices, none of the dining options at the Aladdin were affiliated with a well-known restaurant or chef from a major U.S. metropolitan area. We believe that most Las Vegas Strip properties currently include these types of dining options and that having one or more of these dining options presents opportunities to attract customers to the Casino and to other non-gaming attractions and amenities at the PH Resort. We have entered into agreements with well-known restaurant operators to offer customers of the PH Resort more dining options.

Develop Vacant Property

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate, whereby OpBiz agreed to sell the Timeshare Parcel to Westgate, to develop, market, manage and sell timeshare units on such Timeshare Parcel. Under the Timeshare Purchase Agreement, OpBiz will receive fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. We expect that development of the vacant property will also benefit us by providing additional revenues by increasing the number of potential customers for the PH Resort, as the new towers will have limited amenities so those guests will be directed to our Complex for gaming, entertainment and food and beverage facilities.

Markets

We believe that Las Vegas is one of the fastest growing leisure, hotel and entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority, the number of visitors increased from approximately 30.5 million in the year ended December 31, 1997 to approximately 38.9 million visitors in the year ended December 31, 2006, and is expected to reach 43.0 million visitors by 2009. There is no guarantee that Las Vegas will have this many visitors by 2009, or that the number of visitors will increase at all.

According to the American Gaming Association, Las Vegas has the highest casino gaming revenues in the United States. A number of major hotel casinos have opened in the past ten years on the Las Vegas Strip, including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, The Venetian Casino Resort and Wynn Resort Las Vegas. In addition, a number of existing properties on the Las Vegas Strip have expanded during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Bellagio and Caesars Palace. Despite this significant increase in the supply of rooms in Las Vegas, hotel total occupancy rates exceeded on average 90.6% for the years 1990 to 1999, averaged 92.5% in 2000, 88.9% in 2001, 88.8% in 2002, 85.0% in 2003, 88.6% in 2004,  89.2% in 2005 and 89.7% in 2006. There is no guarantee that these occupancy rates will remain high or will not decrease in the future.

According to the Las Vegas Convention and Visitors Authority, gross gaming revenues for properties on the Las Vegas Strip have increased from approximately $3.8 billion in the year ended December 31, 1997 to approximately $6.7 billion in the year ended December 31, 2006. As a result of the increased popularity of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination. There is no guarantee that Las Vegas will continue to grow in popularity. The number of hotel rooms in Las Vegas has increased from 105,347 at December 31, 1997 to 132,605 at December 31, 2006.

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

Many competing properties, such as Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New

York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage, The Venetian Casino Resort, the Hard Rock Hotel and Casino and Wynn Las Vegas, have themes and attractions which draw a significant number of visitors and compete with the Aladdin, and will compete with the PH Resort, for hotel and gaming customers and conventions and trade shows. Some of these properties are operated by companies that have more than one location and may have greater name recognition and financial and marketing resources than we have and will target the same demographic group as the Aladdin and the PH Resort. We will seek to differentiate the PH Resort from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we will provide and the added value of our arrangements with Planet Hollywood, Starwood and Sheraton.

A number of properties in the Las Vegas market have recently expanded or are expanding their facilities. MGM Mirage has constructed a 928-room “spa tower” addition to Bellagio, as well as an expansion of Bellagio’s spa and salon, meeting space and retail space. Wynn Las Vegas opened in April 2005, on the 192-acre site of the former Desert Inn Resort & Casino on the Las Vegas Strip. Harrah’s (formerly Caesars Entertainment) has completed construction of a 949-room hotel tower and additional convention and meeting facilities at Caesars Palace, which includes additional retail space and restaurant facilities. The Venetian Casino Resort is constructing a new all-suites hotel tower with approximately 3,000-rooms that is expected to open in the summer of 2007. The Cosmopolitan Resort & Casino, which will be located directly across Las Vegas Boulevard from the PH Resort, will have approximately 2,200 rooms comprised of condo hotel units and hotel rooms and is expected to be completed in late 2007 or early 2008. MGM Mirage is building a 66-acre development currently called Project City Center, which will also be located across Las Vegas Boulevard from the PH Resort. The initial phase of the project is expected to be completed in 2010 and includes a 4,000-room hotel and casino, as well as three 400-room boutique hotels. According to the Las Vegas Convention and Visitors Authority, the number of hotel rooms in Las Vegas is expected to increase by 2,769 in 2006, 8,284 in 2007, 17,136 in 2008 and 6,450 in 2009.

Las Vegas casinos also compete with other hotel casino facilities elsewhere in Nevada and in Atlantic City, riverboat and Native American gaming facilities in other states, hotel casino facilities elsewhere in the world, Internet gaming and other forms of gaming. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. In March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on Native American land is growing and has become a significant competitive force. The proliferation of Native American gaming in California and gaming activities in other areas could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Asia could reduce the number of Asian customers who would otherwise visit Las Vegas. We also compete with other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. The expansion of legalized gaming into new jurisdictions throughout the United States will also increase competition.

Intellectual Property

We have entered into agreements with Planet Hollywood and Sheraton which, among other things, grant us the right to use certain of their respective intellectual property in connection with the operation of the PH Resort. These licensing arrangements are described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Planet Hollywood.”

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

Individual Licensing Requirements

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with OpBiz to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and certain key employees of OpBiz, MezzCo, EquityCo and BH/RE are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position. Messrs. Teitelbaum and Earl, along with Michael V. Mecca, President and Chief Executive Officer of BH/RE and OpBiz, Donna Lehmann, Chief Financial Officer of OpBiz and Treasurer of BH/RE, Mark S. Helm, General Counsel and Secretary of OpBiz, Theodore W. Darnall, manager of EquityCo and OpBiz and Michael Belletire, manager of OpBiz have been licensed by the Nevada Gaming Authorities. Applications for Thomas M. Smith, manager of EquityCo and OpBiz, and Eugene I. Davis, manager of OpBiz, are pending approval by the Nevada Gaming Authorities.

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

Employees

OpBiz currently has approximately 2,740 employees. Aladdin Gaming had entered into a collective bargaining agreement that covers less than 20 employees who work on the Aladdin loading docks. OpBiz has assumed this agreement in connection with the Aladdin acquisition. Negotiations with the Culinary Workers’ Union Local 226, Las Vegas, related to a collective bargaining agreement were completed on October 1, 2005. Approximately 1,200 employees (52%) are now covered by this agreement which expires on May 31, 2007.

ITEM 1A.        RISK FACTORS

Our plans and business are subject to the following risks:

Risks Related to the Aladdin Renovation

Our renovation budget is only an estimate and actual costs may exceed the budget.

We currently estimate that renovation costs will be about $176 million. While we believe that the budget is reasonable, the costs are an estimate and actual costs may be higher than expected. Construction projects like the proposed renovations to the Aladdin entail significant risks, including:

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

Renovations to the Aladdin may disrupt our operations.

We have operated and will continue to operate the Hotel and Casino under the Aladdin name during renovations. We have conducted the renovations in phases and will continue to attempt to reduce disruption to our business to the extent practicable. However, we cannot assure you that the renovation process will not result in a decrease in business levels which would have a negative impact on our results of operations.

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

Boulevard Invest has agreed to allow OpBiz to change the name of the Aladdin to the PH Resort, to re-theme the Aladdin from its current Arabian-based theme to a Planet Hollywood theme and to develop the vacant property adjacent to the Desert Passage. Boulevard Invest has also agreed to amend the reciprocal use agreements governing the operation and maintenance of the Hotel, Casino, TPA, Showroom, Desert Passage, Timeshare Parcel and parking facility accordingly. Boulevard Invest may, however, have limited approval rights to portions of the renovation plans that involve changes to the physical structure of the Desert Passage, changes to the physical structure of the Hotel, Casino, TPA or Timeshare Parcel that could affect the Desert Passage and other changes that could adversely affect the Desert Passage. We cannot assure you that Boulevard Invest will approve of such portions of our final plans and specifications, if any. Failure of Boulevard Invest to give any required approvals might cause us to delay or modify our planned renovations.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial results.

We have $759.7 million of indebtedness under the Loan Agreement and approximately $30.9 million of indebtedness under the Energy Service Agreement described below at the end of Item 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The indebtedness under the Loan Agreement is secured by a deed of trust on the PH Resort, a deed of trust on the Timeshare Parcel, and a pledge, subject to approval by the Nevada gaming authorities by MezzCo of its membership interest in OpBiz.

The Loan Agreement requires that we establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement also requires that the we maintain an interest reserve and restricts our ability to spend excess cash flow until certain debt service coverage ratios are met. Pursuant to the terms of the Loan Agreement, the Lenders have approval rights over our annual operating budget and restrictions over our operating cash (excluding certain requirements to maintain minimum operating cash under Nevada gaming regulations). Therefore, we will have limited cash flow available for unplanned working capital needs and other general corporate activities and to make distributions to our owners until certain debt service coverage ratios are met. Our substantial indebtedness could also have the following additional consequences:

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

The Loan Agreement imposes restrictions on our operations.

The Loan Agreement imposes operating and financial restrictions on us. These restrictions include, among other things, limitations on our ability to:

•       incur operating expenses in excess of our annual operating budget unless prior approval is obtained;

•       incur additional debt or refinance existing debt;

•       create liens or other encumbrances;

•       make distributions with respect to our, or our subsidiaries’, equity (other than distributions for tax obligations) or make other restricted payments;

•       make investments, capital expenditures, loans or other guarantees; and

•       merge or consolidate with another entity.

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

We do not currently expect to have material assets or operations other than our investment in OpBiz. OpBiz conducts substantially all of our operations. Consequently, our cash flow depends on the cash flow of OpBiz and the payment of funds to us by OpBiz in the form of loans, distributions or otherwise, which payments are either restricted or prohibited without the consent of OpBiz’s lenders. Given that our operations only focus on one property in Las Vegas, we are subject to greater degrees of risk than a gaming company with multiple operating properties. Material risks include:

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

Our employees have joined unions.

A collective bargaining agreement between the management of OpBiz and the culinary union was completed effective October 1, 2005 and expires on May 31, 2007. We do not believe that the collective bargaining agreement has or that the renewal of the collective bargaining agreement will have a material impact on OpBiz’s results of operations or financial position.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Substantially all of our assets have been pledged as collateral for our Loan Agreement. The outstanding balance under the Loan Agreement was approximately $759.7 million at December 31, 2006. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness”.

The Complex occupies a 35-acre site located on the northeast corner of  the Strip and Harmon Avenue in Las Vegas, Nevada. We own approximately 21.8 acres, which consists of the Aladdin, the TPA, the Showroom, Hotel, Casino, various restaurants and bars and the central utility plant. Approximately 0.62 acres are leased to the owner and operator of the central utility plant. The Complex is described in greater detail above under Item 1. “Business—The Aladdin Resort and Casino.”

ITEM 3.                LEGAL PROCEEDINGS

As of December 31, 2006, neither BH/RE nor any of its subsidiaries is a party to any material litigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

As of December 31, 2006, there were two holders of record of BH/RE’s voting membership interests and three holders of record of BH/RE’s equity membership interests.

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

	For the years ended December 31,
					Predecessor Information
	2006	2005	2004(a)	2003(b)	2004(c)	2003	2002
	(in thousands)
Operating Results:
Net revenues	$267,112	$306,258	$96,141	$—	$190,889	$266,540	$236,384
Operating costs and expenses, excluding the following items	256,259	284,602	85,465	—	146,791	255,111	263,052
Pre-opening expenses(d)	—	—	1,684	1,283	—	—	—
Impairment of long-lived assets(e)	—	—	—	—	1,732	29,478	—
Loss on disposition of assets	—	1,787	—	—	—	—	—
Operating income (loss)	10,853	19,869	8,992	(1,283)	42,366	(18,049)	(26,668)
Other income (expense), net	(106,529)	(49,730)	(15,648)	52	(2,541)	(9,953)	(11,883)
Income (loss) before income taxes, cumulative effect of change in accounting principal and reorganization items	(95,676)	(29,861)	(6,656)	(1,231)	39,825	(28,002)	(38,551)
Income tax provision	—	(15)	—	—	—	—	—
Reorganization items	—	—	—	—	(6,647)	(12,103)	(10,604)
Net income (loss)	$(95,676)	$(29,876)	$(6,656)	$(1,231)	$33,178	$(40,105)	$(49,155)
Balance Sheet Data:
Total assets	$737,194	$654,495	$663,383	$13	$548,634	$564,198	$621,057
Long-term debt	788,985	604,877	584,814	—	33,958	34,690	35,664
Member’s equity (deficit)	(111,939)	(16,263)	13,613	(1,231)	(20,194)	(53,372)	(13,267)

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2006 as compared to the year ended December 31, 2005, and the year ended December 31, 2005 as compared to the year ended December 31, 2004, as if there was no change in ownership of the Aladdin.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s consolidated balance sheet as of December 31, 2006, are based on the independent third party appraisal.

Derivative Instruments and Hedging Activities

In connection with the repayment of all obligations under the Credit Agreement, the warrants issued by BH/RE to purchase 2.5% of the equity in EquityCo became excercisable. The warrants can either be settled in cash or in other membership interests upon exercise. On March 14, 2007, the Company entered into a letter agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period (but in any event no later than March 30, 2007) at a cost of $1.61 per warrant. The exercise period expired on March 21, 2007 with no warrant holders electing to exercise. BH/RE accounts for the outstanding warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”  (“SFAS No. 138”)

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

Revenues and Promotional Allowances

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

Marker play decreased in 2006 commensurate with the decrease in business levels and number of gaming devices on the floor during the renovation. The allowance for doubtful accounts as a percentage of receivables at December 31, 2006 increased when compared to December 31, 2005 primarily due to the aging of accounts. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their markers timely. Markers are generally legally enforceable instruments in the United States and at December 31, 2006, all of our casino receivables were owed by customers in the United States.

The following table summarizes our receivable balances (in thousands):

	December 31,
	2006	2005
Casino	$9,972	$12,173
Hotel	8,014	8,470
Other	1,487	3,593
	19,473	24,236
Allowance for doubtful accounts	(6,556)	(4,443)
Receivables, net	$12,917	$19,793

Self-Insurance Accruals

We are self-insured, up to certain limits, for costs associated with employee medical coverage. We accrue for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported.

Income Taxes

The consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as a divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I and TSP Owner, a wholly owned subsidiary of PH Fee Owner will also be subject to federal income taxes.

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Preopening Costs

We account for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Membership Interests

As of December 31, 2006, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 3% of the equity of MezzCo. The options were granted with an exercise price equal to or greater than the fair value at the date of grant.

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the year ended December 31, 2006.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which eliminates the requirement of APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Retrospective application requires that the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006. The Company’s adoption of the provisions of SFAS No. 154 did not have any effect on its consolidated financial statements.

SAB No. 108

In September 2006, the SEC issued SAB No. 108 which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of

December 31, 2006. The Company’s adoption of SAB No. 108 as of December 31, 2006 did not have a material impact on its consolidated financial statements.

Results of Operations

The following table highlights the results of operations of the Aladdin. The amounts for the year ended December 31, 2004 include the eight months of operations by Aladdin Gaming and the four months of operations by OpBiz.

	Year Ended December 31,
	2006	Percent Change	2005	Percent Change	2004
	(In thousands)
Net revenues	$267,112	(12.8)%	$306,258	6.7%	$287,030
Operating expenses:
Casino	67,893	(9.5)%	75,016	7.8%	69,590
Hotel	40,651	(9.9)%	45,123	37.8%	32,751
Food and beverage	46,145	(10.2)%	51,373	14.4%	44,896
Other	4,442	(56.2)%	10,146	(16.2)%	12,110
Selling, general and administrative	74,619	(6.0)%	79,352	21.9%	65,095
Depreciation and amortization	22,509	(4.6)%	23,592	201.9%	7,814
Preopening expenses	—	—	—	(100.0)%	1,684
Impairment of long-lived assets	—	—	—	(100.0)%	1,732
Loss on disposition of assets	—	(100.0)%	1,787	100.0%	—
Operating income (loss)	$10,853	(45.4)%	$19,869	(61.3)%	$51,358

Net revenues for the year ended December 31, 2006, declined over those of the year ended December 31, 2005. The decline is mainly the result of declines in gaming, entertainment and food and beverage revenues resulting from the renovation. Operating expense declines were commensurate with the revenue declines in each area.

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

	Year Ended December 31,
	2006	Percent Change	2005	Percent Change	2004
	(In thousands)
Casino revenues	$104,841	(19.4)%	$130,083	9.5%	$118,842
Casino expenses	67,893	(9.5)%	75,016	7.8%	69,590
Margin	35.2%		42.3%		41.4%
Hotel revenues	$111,040	0.5%	$110,443	4.1%	$106,112
Hotel expenses	40,651	(9.9)%	45,123	37.8%	32,751
Margin	63.4%		59.1%		69.1%
Food and beverage revenues	$59,716	(19.9)%	$74,594	2.9%	$72,473
Food and beverage expenses	46,145	(10.2)%	51,373	14.4%	44,896
Margin	22.7%		31.1%		38.1%
Other revenues	$12,733	(27.3)%	$17,511	4.4%	$16,775
Other expenses	4,442	(56.2)%	10,146	(16.2)%	12,110
Selling, general and administrative expenses	$74,619	(6.0)%	$79,352	21.9%	$65,095
Percent of net revenues	27.9%		25.9%		22.7%

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

2006 compared with 2005

Casino revenues decreased 19.4% to $104.8 million for the year ended December 31, 2006 as compared to $130.1 million for the year ended December 31, 2005. Table games revenue for the year ended December 31, 2006, decreased by approximately $13.8 million or 26.4% as compared to the year ended December 31, 2005. The number of operational table units decreased 22% in connection with the renovation project with a resulting decrease in table drop of 25%. Overall win percentage of 17.8% was down slightly compared to 18.1% for the year ended December 31, 2005. Slot revenue for the year ended December 31, 2006 decreased by approximately $12.5 million or 14.2% as compared to the year ended December 31, 2005. The number of slot units on the floor decreased 16.9% with a resulting decrease in slot handle of 18.6%. Combined revenues from other gaming activities decreased by $1.8 million or 33.2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to business level declines related to the renovation. The race and sports book and poker were both temporarily relocated due to the renovation.

Casino expenses decreased 9.5% to $67.9 million for the year ended December 31, 2006 as compared to $75.0 million for the year ended December 31, 2005. The casino profit margin decreased 7.1 percentage points over the same twelve-month periods. The revenue reductions in the Casino are the direct result of the renovation and are expected to be short term. Although variable expenses have been decreased in reaction to the revenue declines, certain fixed expenses could not be eliminated resulting in the lower margins.

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

Casino expenses increased 7.8% to $75.0 million for the year ended December 31, 2005 as compared to $69.6 million for the year ended December 31, 2004. The casino profit margin increased 0.9 percentage points over the same twelve-month periods. The increase in casino expenses was mainly due to the addition of certain promotional expenses related to marketing initiatives that have been put in place to maintain casino revenue levels throughout the renovation period, as well as increases in payroll and the casino allowance for doubtful accounts over the prior year.

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

2006 compared with 2005

Hotel revenues increased 0.5% to $111.0 million for the year ended December 31, 2006 as compared to $110.4 million for the year ended December 31, 2005. Hotel occupancy percentages for the year ended December 31, 2006, remained consistent with the year ended December 31, 2005 at 97%. Average daily room rates remained relatively consistent when comparing the two periods at $122 for the twelve months ended December 31, 2006 compared to $121 for the twelve month period ended December 31, 2005. Hotel occupancy and room rates exceeded our expectations during this renovation period.

Hotel expenses decreased 9.9% to $40.7 million for the year ended December 31, 2006 as compared to $45.1 million for the year ended December 31, 2005. The Hotel profit margin increased 4.3 percentage points over the same twelve-month period. During the year ended December 31, 2005, we incurred certain repair and maintenance expenses related to upgrades and amenities in the Hotel rooms. We did not incur similar expenses in 2006 which accounted for most of the profit margin increase year over year.

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

2006 compared with 2005

Combined food and beverage revenues decreased 19.9% to $59.7 million for the year ended December 31, 2006 as compared to $74.6 million for the year ended December 31, 2005. Food revenues decreased $7.8 million or 13.1% over the same twelve-month period, while beverage revenues declined $7.1 million or 34.8% over the same twelve-month period. The decreases in food and beverage revenues were driven by the outlet closures required for the renovation. The high end restaurants and 24-hour café have been permanently closed and will be reopened in 2007 as outlets leased to third parties.  Casino bars were temporarily closed and relocated throughout the course of the renovation in 2006.

Combined food and beverage expenses decreased 10.2% to $46.1 million for the year ended December 31, 2006 as compared to $51.4 million for the year ended December 31, 2005. Food and beverage profit margin decreased 8.4 percentage points over the same twelve-month period. The increase in food and beverage expenses and the resulting decrease in food and beverage operating margins were primarily due to our inability to eliminate certain fixed expenses while the outlets were closed as well as increases in payroll and related benefits resulting from the collective bargaining agreement with the culinary union which became effective October 1, 2005.

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

Combined food and beverage expenses increased 14.4% to $51.4 million for the year ended December 31, 2005 as compared to $44.9 million for the year ended December 31, 2004. Food and beverage profit margin decreased 7.0 percentage points over the same twelve-month period. The increase in food and beverage expenses and the resulting decrease in food and beverage margins were primarily due to management fees paid to Starwood under the management contract beginning in September 2004 and an increase in payroll and related benefits resulting from the collective bargaining agreement with the culinary union which became effective October 1, 2005. As the management fees under the Starwood agreement and the payroll and benefit increases related to the union are permanent additions to the expense structure, we expect the decline in profit margin for owned food and beverage outlets to be on-going.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

2006 compared with 2005

Other revenues decreased 27.3% to $12.7 million for the year ended December 31, 2006 as compared to $17.5 million for the year ended December 31, 2005. The decrease in other revenues is primarily the result of elimination of entertainment revenues in the TPA which is now leased to a third party operator.

Other expenses decreased 56.2% to $4.4 million for the year ended December 31, 2006 as compared to $10.1 million for the year ended December 31, 2005. The decrease in other expenses was directly related to the closing of the TPA and elimination of entertainment expense.

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

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 6.0% to $74.6 million for the year ended December 31, 2006 as compared to $79.4 million for the year ended December 31, 2005. SG&A expenses as a percentage of net revenues increased 2.0 percentage points in comparing the same twelve-month periods. The decrease in SG&A expenses was primarily due to reductions in repair and maintenance expenses that were incurred in 2005 but were not incurred in 2006.

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

Depreciation and Amortization

Depreciation expense for the year ended December 31, 2006 was approximately $22.5 million compared to $23.6 million for year ended December 31, 2005. There were no significant additions to depreciable assets during the year as the most of the additions related to the renovation will be placed in service during 2007 as the areas are completed.

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

Net Interest Expense

Net interest expense increased to $61.7 million for the year ended December 31, 2006 as compared to $55.0 million for the year ended December 31, 2005. For the year ended December 31, 2005, the interest expense under the Credit Agreement was calculated using the minimum spread of LIBOR plus 125 basis points which increased to LIBOR plus 325 basis points for the year ended December 31, 2006. Additionally, the paid-in-kind interest on the Mezzanine Financing increased as the outstanding principal balance increased. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness” below.

Net interest expense increased 188.0% to $55.0 million for the year ended December 31, 2005 as compared to $19.1 million for the year ended December 31, 2004. The increase in net interest expense is directly related to the addition of the Credit Agreement we entered into upon the completion of the acquisition of the Aladdin on September 1, 2004.

Loss on Early Extinguishment of Debt

In connection with the repayment of all amounts due under the Credit Agreement and the Notes issued under the Securities Purchase Agreement with the proceeds of the Loan Agreement effective November 30, 2006, the Company recorded a loss on early extinguishment of debt of $60.2 million which is comprised of the unamortized balance of the original issue discount recorded in connection with the Credit Agreement of $20.6 million, an exit fee payable to the lenders under the Credit Agreement of $3.7 million, a call premium on the Notes of $26.8 million and the write-off of previously deferred debt issuance costs and warrant amortization of $9.1 million.

Liquidity and Capital Resources

During the year ended December 31, 2006, the Aladdin utilized cash flows from operating activities of approximately $22.9 million and had a balance of $25.6 million in cash and cash equivalents as of December 31, 2006. We also had current restricted cash and cash equivalents of approximately $18.3 million and long-term restricted cash and cash equivalents of approximately $128.0 million at December 31, 2006. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining costs associated with the renovation of the Aladdin to the PH Resort and the interest reserve account balance which will be released once certain debt service coverage rations are achieved. See “Description of Certain Indebtedness” below.

Our primary cash requirements for 2007 are expected to include (i) up to approximately $117.0 million in capital expenditures related to the renovation project, (ii) approximately $13.0 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (iii) up to approximately $67.5 million in interest payments on our debt.

We believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and available future financing under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our planned renovations to the Aladdin and have negotiated the terms of the Loan Agreement to address those anticipated reductions. We believe that future funding under the Loan Agreement will adequately cover interest shortfalls and any operating shortfalls experienced during the renovation period but we can not assure you that we have accurately estimated those needs.

Off Balance Sheet Arrangements

As of December 31, 2006, we did not have any off balance sheet arrangements. We have not entered into any transactions with special purposes entities, nor have we engaged in any derivative transactions other than the warrants attached to the Senior Notes and Mezzanine Financing and the interest rate cap agreement described above (see “Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities”).

Commitments and Contractual Obligations

The following table summarizes our scheduled commitments and contractual obligations as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Long-term debt(a)	$1,592	$761,455	$2,001	$2,243	$2,515	$20,771
Sheraton hotel management contract(b)	10,906	12,792	13,696	13,926	14,951	278,072
Planet Hollywood licensing agreement(c)	2,585	4,034	4,281	4,345	4,666	109,252
Energy service consumption charges	1,140	1,140	1,140	1,140	1,140	9,120
Operating leases(d)	2,103	1,867	193	147	4	—
Employment agreements	4,435	2,854	428	62	—	—
Common Parking Area Use agreement(e)	5,120	5,120	5,120	5,376	5,376	720,803
Total	$27,881	$789,262	$26,859	$27,239	$28,652	$1,138,018

(a)           See Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          We pay management fees to Sheraton under the hotel management contract. These management fees are generally based on various percentages of our non-gaming revenues. See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K. We also pay Sheraton a centralized service fee, a portion of which is fixed, and other de minimis charges which are included in the table above. Amounts are based on internal projections made by management.

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

Description of Certain Indebtedness

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner entered into the Loan Agreement with Column Financial, Inc. for a Loan in the principal amount of up to $820 million. The Loan Agreement provides for an initial disbursement in the amount of $759.7 million and a Future Funding in the amount of up to $60.3 million. The Loan is secured by a deed of trust on the PH Resort, a deed of trust on the Timeshare Parcel, and a pledge, subject to approval by the Nevada gaming authorities by MezzCo of its membership interest in OpBiz (as described below).

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for of an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. The Loan Agreement does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan Agreement requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

In connection with the Loan Agreement, we have, using the proceeds from the Loan, repaid in full all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the “Lenders”) and The Bank of New York, Asset Solution Division (the “Senior Agent”). Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The number of outstanding warrants has been imputed as one million using the equity value on the date the warrants were issued. On March 14, 2007, the Company entered into a letter agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period but in any event, no later than March 30, 2007 at a cost of $1.61 per warrant. The exercise period expired on March 21, 2007 with no warrant holders electing to exercise. Accordingly, the Company has recorded the value of the warrants as $1.6 million in the accompanying consolidated balance sheets.

In addition, in order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

In connection with the Loan, the Guarantors and Robert Earl executed and delivered a Completion Guaranty, dated November 30, 2006, pursuant to which they jointly and severally guarantied the completion of the renovation of the Property and payment of all costs associated therewith. The liability under the Completion Guaranty is capped at the greater of (a) $35,000,000 and (b) only in the case that cost overruns for the renovation exceed $15,000,000, 24% of the then unpaid costs of the completion of the renovation.

In addition, in connection with the Loan Agreement, we effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the Investors, pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, the Restructuring Parties entered into the Restructuring Agreement, pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, the Subordination Agreement, dated as of August 31, 2004, among MezzCo, OpBiz, the Senior Agent and the Investors, the Pledge Agreement, dated August 9, 2006, among MezzCo and the Collateral Agent, and the Guaranty, dated August 9, 2004, made by OpBiz to the Investors, and amended certain other existing agreements, as described below.

In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under that certain Pledge Agreement, dated as of August 9, 2004, and executed by MezzCo in favor of the collateral Agent, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors’ security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

Additionally, MezzCo, EquityCo, and the Investors entered into an Amended and Restated Investor Rights Agreement, dated November 30, 2006 (the “A&R Investor Rights Agreement”), to amend and restate the original Investor Rights Agreements among the parties thereto, dated August 9, 2004.

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors upon approval by the Nevada gaming authorities. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

In connection with the Restructuring Agreement, EquityCo entered into a Guaranty Agreement, dated November 30, 2006 (the “Guaranty Agreement”), in favor of the Investors and the Collateral Agent, pursuant to which EquityCo has guaranteed the obligation of MezzCo to pay the redemption price under the A&R Warrants prior to expiration and any indebtedness arising under the Put Note (as defined in the A&R Warrants).

EquityCo and the Collateral Agent also entered into a Pledge Agreement, dated November 30, 2006 (the “Pledge Agreement”), pursuant to which EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

On November 30, 2006, we entered into an Indemnification Agreement with the Investors, pursuant to which we agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

The foregoing descriptions of the various agreements described above do not purport to be complete and are qualified in their entirety by reference to the agreements, which are filed herewith as Exhibits, and are incorporated herein by reference.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at December 31, 2006 would increase the annual interest cost by approximately $8.2 million.

The following table provides information about our long-term debt at December 31, 2006 (see also “Description of Certain Indebtedness” above):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Loan Agreement	November 2008	$759,670	$759,670	$759,670
Energy Services Agreement	March 2018	30,907	30,907	30,907
Total long-term debt		$790,577	$790,577	$790,577

We have entered into an interest rate cap agreement to manage interest rate risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers of BH/RE, L.L.C.

We have audited the accompanying consolidated balance sheets of BH/RE, L.L.C. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule in the Index of Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BH/RE, L.L.C. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
March 29, 2007

Report of Independent Registered Public Accounting Firm

To Reorganized Aladdin Gaming, LLC

We have audited the accompanying consolidated statements of operations and cash flows of Aladdin Gaming, LLC (a Nevada limited liability company) and subsidiaries (the “Predecessor”) for the eight months ended August 31, 2004. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aladdin Gaming, LLC and subsidiaries for the eight months ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
January 31, 2005

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,640	$41,419
Receivables, net	12,917	19,793
Inventories	1,656	2,165
Prepaid expenses	8,111	4,913
Deposits and other current assets	1,564	3,058
Restricted cash and cash equivalents	18,341	—
Total current assets	68,229	71,348
Property and equipment, net	524,054	485,746
Restricted cash and cash equivalents	128,049	87,787
Other assets, net	16,862	9,614
Total assets	$737,194	$654,495
LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,592	$2,671
Accounts payable	15,349	3,359
Accrued payroll and related	12,573	13,373
Accrued interest payable	6,059	6,896
Accrued taxes	2,526	2,994
Accrued expenses	6,270	6,183
Deposits	5,752	4,563
Other current liabilities	7,519	6,159
Due to affiliates	1,425	1,591
Total current liabilities	59,065	47,789
Long-term debt, less current portion	788,985	604,877
Other long-term liabilities	4,117	4,229
Total liabilities	852,167	656,895
Commitments and contingencies (Note 11)
Minority interest	(3,034)	13,863
Members’ deficit:
Member’s equity	21,500	21,500
Accumulated deficit	(133,439)	(37,763)
Total members’ deficit	(111,939)	(16,263)
Total liabilities and members’ deficit	$737,194	$654,495

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

				Predecessor Information
	Years Ended			Eight Months Ended
	2006	2005	2004	August 31, 2004
Operating revenues:
Casino	$104,841	$130,083	$41,068	$77,774
Hotel	111,040	110,443	34,407	71,705
Food and beverage	59,716	74,594	23,242	49,231
Other	12,733	17,511	5,813	10,962
Gross revenues	288,330	332,631	104,530	209,672
Promotional allowances	(21,218)	(26,373)	(8,389)	(18,783)
Net revenues	267,112	306,258	96,141	190,889
Operating costs and expenses:
Casino	67,893	75,016	22,333	47,257
Hotel	40,651	45,123	11,741	21,010
Food and beverage	46,145	51,373	16,433	28,463
Other	4,442	10,146	2,982	9,128
Selling, general and administrative	74,619	79,352	24,162	40,933
Depreciation and amortization	22,509	23,592	7,814	—
Preopening expenses	—	—	1,684	—
Impairment of long-lived assets	—	—	—	1,732
Loss on disposition of assets		1,787	—	—
	256,259	286,389	87,149	148,523
Operating income	10,853	19,869	8,992	42,366
Other income (expense):
Interest expense, net	(61,702)	(54,964)	(16,525)	(2,541)
Loss on early extinguishment of debt	(60,225)
Minority interest	16,897	5,269	877	—
Loss on warrant valuation	(1,499)	(35)	—	—
Reorganization costs	—	—	—	(6,647)
	(106,529)	(49,730)	(15,648)	(9,188)
Pre-tax (loss) income	(95,676)	(29,861)	(6,656)	33,178
Income tax provision	—	(15)	—	—
Net (loss) income	$(95,676)	$(29,876)	$(6,656)	$33,178

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(amounts in thousands)

	Equity Contributions	Accumulated Deficit	Total Members’ Equity (Deficit)
Balances, December 31, 2003	$—	$(1,231)	$(1,231)
Member contributions	21,500	—	21,500
Net loss	—	(6,656)	(6,656)
Balances, December 31, 2004	21,500	(7,887)	13,613
Net loss	—	(29,876)	(29,876)
Balances, December 31, 2005	21,500	(37,763)	(16,263)
Net loss	—	(95,676)	(95,676)
Balances, December 31, 2006	$21,500	$(133,439)	$(111,939)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

				Predecessor Information
	Year Ended December 31,			Eight Months Ended
	2006	2005	2004	August 31, 2004
Cash flows from operating activities:
Net (loss) income	$(95,676)	$(29,876)	$(6,656)	$33,178
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22,509	23,592	7,814	—
Amortization of debt discount and issuance costs	7,040	7,038	503	—
Loss on early extinguishment of debt	60,225	—	—	—
Minority interest	(16,897)	(5,269)	17,623	—
Change in value of warrants	1,987	159	—	—
Impairment of long-lived assets	—	—	—	1,732
Loss on disposition of assets	—	1,787	—	—
Reorganization items:
Professional fees	—	—	—	2,433
Management retention expense	—	—	—	2,139
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	—	(111)
Changes in assets and liabilities:
Restricted cash and cash equivalents	(18,341)	—	—	—
Receivables, net	6,876	(7,167)	(12,626)	2,216
Inventories and prepaid expenses	(2,689)	664	(7,742)	2,686
Deposits and other current assets	1,484	(493)	(6,928)	951
Accounts payable	11,990	1,264	2,095	(3,729)
Accrued expenses and other current liabilities	(1,442)	3,673	38,086	(5,830)
Net cash (used in) provided by operating activities before cash payments for reorganization items	(22,934)	(4,628)	32,169	35,665
Cash payments for reorganization items:
Professional fees paid	—	—	—	(4,572)
Interest earned on accumulated cash during Chapter 11 proceedings	—	—	—	111
Cash payments for reorganization items	—	—	—	(4,461)
Net cash (used in) provided by operating activities	(22,934)	(4,628)	32,169	31,204
Cash flows from investing activities:
Acquisition of Aladdin Resort and Casino, net of cash acquired	—	—	(466,409)	—
Capital expenditures	(60,039)	(15,060)	(1,787)	(988)
Proceeds from sale of assets	—	49	—	—
Restricted cash and cash equivalents	(40,261)	8,412	(86,138)	76
Net cash used in investing activities	(100,300)	(6,599)	(554,334)	(912)
Cash flows from financing activities:
Borrowings under bank facility	759,670	—	561,576	—
Payable-in-kind interest added to debt principal	10,593	16,886	4,936	—
Repayment of bank facility	(497,971)	—	(14,000)	(732)
Repayment of mezzanine financing	(117,444)	—	—	—
Early extinguishment of debt	(30,485)	—	—	—
Payments on CUP financing	(1,407)	(1,256)	(388)	—
Member contributions	—	—	21,500	—
Advances from affiliates	—	—	(13,008)	—
Issuance of warrants	—	—	4,375	—
Adequate protection payments—secured lenders	—	—	—	(33,450)
Adequate protection payments—GECC	—	—	—	(5,000)
Deferred acquisition costs	—	—	3,225	—
Financing fees	(15,501)	—	(9,035)	—
Net cash provided by (used in) financing activities	107,455	15,630	559,181	(39,182)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(15,779)	4,403	37,016	(8,890)
Balance, beginning of period	41,419	37,016	—	38,240
Balance, end of period	$25,640	$41,419	$37,016	$29,350
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$64,052	$32,189	$2,914	$2,573
Assumption of Central Utility Plant Obligation	$—	$—	$33,958	$—

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”), is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are newly formed Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Aladdin Resort and Casino which is currently being transformed into the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner is the owner of the parcel of land  (the “Timeshare Parcel”) that is currently subject to the Timeshare Purchase Agreement between OpBiz and Westgate Resorts, LLC (“Westgate”) whereby Westgate plans to develop, market, manage and sell timeshare units on the land adjacent to the PH Resort. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

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

Acquisition of the Aladdin

Aladdin Gaming, L.L.C. (“Aladdin Gaming”), which was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, commenced its bankruptcy case in the United States Bankruptcy

Court for the District of Nevada, Southern Division on September 28, 2001. On April 23, 2003, OpBiz and Aladdin Gaming entered into a purchase agreement pursuant to which OpBiz agreed to acquire the Aladdin. Under the purchase agreement and pursuant to an order of the Bankruptcy Court, Aladdin Gaming conducted an auction to sell the Aladdin. On June 20, 2003, the Bankruptcy Court declared OpBiz the winner of that auction and, on August 29, 2003, the Bankruptcy Court entered an order confirming Aladdin Gaming’s plan of reorganization and authorizing Aladdin Gaming to complete the sale of the Aladdin to OpBiz under the purchase agreement. On September 1, 2004, OpBiz acquired substantially all of the real and personal property owned or used by Aladdin Gaming to operate the Aladdin, and received $15 million of working capital from Aladdin Gaming, including $25.7 million of cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price and working capital adjustments have been allocated to the underlying assets acquired and liabilities assumed. The working capital adjustment was determined based on the closing balance sheet on August 31, 2004. OpBiz paid the purchase price for the Aladdin by issuing new secured notes to Aladdin Gaming’s secured creditors and assumed various contracts and leases entered into by Aladdin Gaming in connection with its operation of the Aladdin and certain of Aladdin Gaming’s liabilities, including Aladdin Gaming’s energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the Aladdin. At the time of purchase, the energy service obligation was $34.0 million. Upon the completion of the Aladdin acquisition, OpBiz issued $510 million of new secured notes to Aladdin Gaming’s secured creditors under an Amended and Restated Loan and Facilities Agreement (the “Credit Agreement”) with a group of lenders and The Bank of New York, Asset Solutions Division, as administrative and collateral agent. OpBiz also simultaneously made a $14 million cash payment to those secured creditors, which reduced the principal amount of the notes to $496 million and obtained a release of the lien on a four-acre parcel of undeveloped property that OpBiz also acquired from Aladdin Gaming (the “Timeshare Parcel”). On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), whereby OpBiz agreed to sell approximately four acres of the Timeshare Land to Westgate, who plans to develop, market, manage and sell timeshare units on the land. The Credit Agreement also requires that OpBiz provide either cash or a letter of credit in the aggregate amount of $90 million to fund the costs of the planned renovations to the Aladdin. In August 2004, MezzCo issued $87 million of senior secured notes to a group of purchasers. The net proceeds of this financing were used to make the $14 million payment described above, to pay certain costs and expenses of BH/RE and its subsidiaries and affiliates related to the acquisition of the Aladdin, and to provide OpBiz with a portion of the funds necessary to meet its obligations regarding the planned renovations to the Aladdin.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at December 31, 2006 and 2005 was approximately $18.3 million and $0, respectively which consists of reserves required under the Loan Agreement including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $128.0 million and $87.8 million at December 31, 2006 and 2005, respectively, which represents the remaining cash commitments for the planned renovations to the Aladdin and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement,  if the cost of the renovation does not exceed the current budget.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzes the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information. The allowance for doubtful accounts totaled approximately $6.6 million and $4.4 million as of December 31, 2006 and 2005, respectively.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s consolidated balance sheets as of December 31, 2006 and 2005, are based on the independent third party appraisal.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization totaled approximately $14.8 million and $7.0 million as of December 31, 2006 and 2005, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name, on its consolidated balance sheets at December 31, 2006 and 2005. The customer list was valued at approximately $2.7 million at the time of purchase and at December 31, 2006 and 2005, had a net book value of approximately $1.1 million and $1.8 million, respectively. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at December 31, 2006. At December 31, 2006, the customer list had a net book value of approximately $0.1 million. The customer list and trade name are being amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the years ended December 31, 2006 and 2005, totaled approximately $0.8 million and $1.3 million, respectively.

Derivative Instruments and Hedging Activities

In connection with the repayment of all obligations under the Credit Agreement, the warrants issued by BH/RE to purchase 2.5% of the equity in EquityCo became excercisable. The warrants can either be settled in cash or in other membership interests upon exercise. The Company has entered into an agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period at a cost of $1.61 per warrant. The exercise period expired with no warrant holders electing to exercise. Accordingly, the Company has recorded the value of the warrants as $1.6 million in the accompanying consolidated balance sheets.

BH/RE accounts for the outstanding warrants in EquityCo as embedded derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.” (“SFAS No. 138”)

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 7. Long-Term Debt—Mezzanine Financing.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

				Predecessor Information
				Eight months
	Year ended			Ended
	December 31,			August 31,
	2006	2005	2004	2004
Rooms	$3,661	$3,779	$1,151	$2,208
Food and beverage	9,152	10,610	3,447	10,251
Other	764	1,370	440	579
Total cost of promotional allowances	$13,577	$15,759	$5,038	$13,038

Players’ Club Program

Players’ club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense related to this program as the points are earned based on historical redemption percentages. The total accrued liability related to the players’ club was $1.6 million at December 31, 2006,  compared to $1.7 million at December 31, 2005.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $2.4 million and $2.7 million as of December 31, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $4.1 million, $4.9 million and $1.2 million for the years ended December 31, 2006 and 2005 and the period from September 1, 2004 (Date of OpBiz acquisition) through December 31, 2004, respectively.

Income Taxes

The consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as a divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I and TSP Owner, a wholly owned subsidiary of PH Fee Owner will also be subject to federal income taxes.

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owneraccount for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Preopening Costs

BH/RE accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs include, but are not limited to, salary related expenses for new employees, travel and entertainment expenses. Preopening costs are expensed as incurred.

Membership Interests

As of December 31, 2006, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 “Earnings Per Share” because management believes that such disclosures would not be meaningful to the financial statement presentation.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 3% of the equity of MezzCo.

Recently Issued Accounting Standards

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $0.4 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the year ended December 31, 2006.

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

Year Ended December 31, 2006
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the years ended December 31, 2005 and 2004 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(Amounts in thousands)
Net loss:
As reported	$(29,876)	$(6,656)
Deduct: compensation expense under fair value-based method (net of tax)	(234)	(134)
Pro forma	$(30,110)	$(6,790)

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which eliminates the requirement of APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect adjustment resulting from a change in an accounting principle in the income statement in the period of change. SFAS No. 154 requires that a change in an accounting principle or reporting entity be retrospectively applied. Retrospective application requires that the cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Changes in accounting estimate and corrections of errors continue to be accounted for in the same manner as prior to the issuance of SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006. The Company’s adoption of the provisions of SFAS No. 154 did not have any effect on its consolidated financial statements.

SAB No. 108

In September 2006, the SEC issued SAB No. 108 which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The Company’s adoption of SAB No. 108 as of December 31, 2006 did not have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the December 31, 2005 and 2004 consolidated financial statements have been reclassified to conform to the December 31, 2006 presentation. These reclassifications had no effect on the previously reported net income.

3.   RECEIVABLES

Accounts receivable consist of the following (in thousands):

	December 31,
	2006	2005
Casino	$9,972	$12,173
Hotel	8,014	8,470
Other	1,487	3,593
	19,473	24,236
Allowance for doubtful accounts	(6,556)	(4,443)
Receivables, net	$12,917	$19,793

4.   PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	December 31,
	2006	2005
Land	$97,979	$97,979
Building and improvements	367,663	367,234
Furniture, fixtures and equipment	36,444	34,194
Construction in progress	72,044	14,685
	574,130	514,092
Accumulated depreciation	(50,076)	(28,346)
Property and equipment, net	$524,054	$485,746

Of the $98.0 million in land value, $29.5 million has been allocated to the Timeshare Parcel.

Depreciation expense was approximately $21.7 million, $22.3 million and $7.4 million for the years ended December 31, 2006 and 2005 and the period from September 1, 2004 (Date of OpBiz acquisition) through December 31, 2004, respectively.

5.   ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued slot club points	$1,608	$1,688
Accrued accounts payable	667	1,314
Accrued progressive reserve	903	731
Accrued utilities	513	477
Accrued legal fees	571	462
Accrued slot participation fees	314	440
Accrued commissions	275	289
Accrued Central Utility Plant charges	286	271
Accrued advertising	125	226
Accrued CIP payable	—	—
Other accrued expenses	1,008	285
Accrued expenses	$6,2707,519	$6,183

6.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Outstanding chips	$1,714	$1,981
Advance ticket sales	—	1,439
Gaming and related	919	1,276
Advance commissions	1,063	880
Advances—sale of timeshare land	1,575	—
Warrant redemption	1,610	—
Other	638	583
Other current liabilities	$7,519	$6,159

7.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
$820 million Loan Agreement	$759,670	$—
Term Loan A—$500 million senior notes, net of unamortized discount of $25,632 at December 31, 2005	—	460,293
Term Loan B—$10 million senior notes	—	10,985
Mezzanine senior secured subordinated notes, net of unamortized discount of $3,880 at December 31, 2005	—	103,956
Northwind Aladdin obligation under capital lease	30,907	32,314
Total long-term debt	790,577	607,548
Current portion of long-term debt	(1,592)	(2,671)
Total long-term debt, net	$788,985	$604,877

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner entered into the Loan Agreement  (the “Loan Agreement”) with Column Financial, Inc. for a mortgage Loan in the principal amount of up to $820 million. The Loan Agreement provides for an initial disbursement in the amount of $759.7 million and a Future Funding in the amount of up to $60.3 million. The Loan Agreement is secured by a deed of trust on the PH Resort, a deed of trust on the Timeshare Parcel, and a pledge, subject to approval by the Nevada gaming authorities by MezzCo of its membership interest in OpBiz (as described below).

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% (8.60% at December 31, 2006) with a .25% ticking fee on available but un-advanced Future Funding. The Loan Agreement does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan Agreement requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

In connection with the Loan Agreement, we have, using the proceeds from the Loan, repaid in full all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the “Lenders”) and The Bank of New York, Asset Solution Division (the “Senior Agent”). Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The number of outstanding warrants has been imputed as one million using the equity value on the date the warrants were issued. The Company has entered into an agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period at a cost of $1.61 per warrant. The exercise period expired with no warrant holders electing to exercise. Accordingly, the Company has recorded the value of the warrants as $1.6 million in the accompanying consolidated balance sheets.

In addition, in order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

In connection with the Loan, the Guarantors and Robert Earl executed and delivered a Completion Guaranty, dated November 30, 2006, pursuant to which they jointly and severally guarantied the completion of the renovation of the Property and payment of all costs associated therewith. The liability under the Completion Guaranty is capped at the greater of (a) $35,000,000 and (b) only in the case that cost overruns for the renovation exceed $15,000,000, 24% of the then unpaid costs of the completion of the renovation.

In addition, in connection with the Loan Agreement, we effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the Investors, pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, the Restructuring Parties entered into the Restructuring Agreement, dated November 30, 2006, pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, the Subordination Agreement, dated as of August 31, 2004, among MezzCo, OpBiz, the Senior Agent and the Investors, the Pledge Agreement, dated August 9, 2006, among MezzCo and the Collateral Agent, and the Guaranty, dated August 9, 2004, made by OpBiz to the Investors, and amended certain other existing agreements, as described below.

In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under that certain Pledge Agreement, dated as of August 9, 2004, and executed by MezzCo in favor of the collateral agent, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors’ security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

Additionally, MezzCo, EquityCo, and the Investors entered into an Amended and Restated Investor Rights Agreement, dated November 30, 2006 (the “A&R Investor Rights Agreement”), to amend and restate the original Investor Rights Agreements among the parties thereto, dated August 9, 2004.

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors upon approval by the Nevada gaming authorities. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants  and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

In connection with the Restructuring Agreement, EquityCo entered into a Guaranty Agreement, dated November 30, 2006 (the “Guaranty Agreement”), in favor of the Investors and the Collateral Agent, pursuant to which EquityCo has guaranteed the obligation of MezzCo to pay the redemption price under the A&R Warrants prior to expiration and any indebtedness arising under the Put Note (as defined in the A&R Warrants).

EquityCo and the Collateral Agent also entered into a Pledge Agreement, dated November 30, 2006 (the “Pledge Agreement”), pursuant to which EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

On November 30, 2006, we entered into an Indemnification Agreement with the Investors, pursuant to which we agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

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

Scheduled Maturities of Long-Term Debt

Scheduled maturities of BH/RE’s long-term debt are as follows (in thousands):

Years ending December 31,
2007	$1,592
2008	761,455
2009	2,001
2010	2,243
2011	2,515
Thereafter	20,771
Total	$790,577

Fair Value of Long-Term Debt

The estimated fair value of BH/RE’s long-term debt at December 31, 2006 approximates the carrying value of $790.6 million. The estimated fair value of BH/RE’s long-term debt at December 31, 2005 was approximately $632.2 million, compared to the carrying value of approximately $607.5 million, based on the quoted market price of the Term Loan A notes.

Loss on Early Extinguishment of Debt

In connection with the repayment of all amounts due under the Credit Agreement and the Notes issued under the Securities Purchase Agreement with the proceeds of the Loan Agreement effective November 30, 2006, the Company recorded a loss on early extinguishment of debt of $60.2 million which is comprised of the unamortized balance of the original issue discount recorded in connection with the Credit Agreement of $20.6 million, an exit fee payable to the lenders under the Credit Agreement of $3.7 million, a call premium on the Notes of $26.8 million and the write-off of previously deferred debt issuance costs and warrant amortization of $9.1 million.

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

Mr. Jess Ravich

Jess Ravich, a former manager of OpBiz, is CEO and indirect controlling shareholder of Libra Securities, LLC, an investment banking firm (“Libra Securities”). Libra Securities acted as placement agent for MezzCo, L.L.C. in the placement of the Mezzanine Financing and was paid a placement fee of $4,350,000.

Mr.  Ravich holds a note convertible into 25% of the equity in PDS Gaming, a leasing and finance company specializing in gaming equipment. Conversion of the note is subject to approval of appropriate gaming regulators in the jurisdictions in which PDS Gaming does business. PDS Gaming entered into a gaming equipment lease with OpBiz on December 22, 2004, for a 48 month term with payments of approximately $159,200 per month. Libra Securities raised financing for PDS Gaming to allow it to purchase the equipment underlying the lease and received a placement fee for its services.

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a  separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. As of December 31, 2006, no licensing fees have been paid to Planet Hollywood for the use of its trademarks and service marks.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $9.9 million, $10.8 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. No such fees were incurred prior to 2004.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, will operate a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV will pay OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. As of December 31, 2006, no rent has been paid to OpBiz because Planet Hollywood LV has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Planet Hollywood LV is wholly owned by, and a subsidiary of, Planet Hollywood International, Inc. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood International, Inc. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood International Inc. owned by the trust.

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, will operate a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich will pay OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. As of December 31, 2006, no rent has been paid to OpBiz because Earl of Sandwich has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl’s children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

Guaranty Agreement

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (see Note 7.—Long-Term Debt). In exchange for executing the Guaranty, OpBiz and PH Fee Owner agreed to pay Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

10.   INCOME TAXES

The consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as a divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I and TSP Owner, a wholly owned subsidiary of PH Fee Owner will also be treated as divisions of MezzCo for federal income tax purposes and, accordingly, will also be subject to federal income taxes.

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner(collectively referred to as MezzCo hereafter) account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Management believes it is more likely than not that its net deferred tax asset will not be realized and has therefore recorded a valuation allowance against this net deferred tax asset.

The payable in-kind interest associated with the Mezzanine Financing is subject to the provisions of Internal Revenue Code Section 163(e)(5) as a high yield debt obligation with disqualified OID. As a result, a portion of the interest expense associated with the Mezzanine Financing is permanently non-deductible for tax purposes and the balance of the interest expense is only deductible when paid in cash. The deferred tax asset associated with the Mezzanine Financing was realized as a deduction in 2006. However, because the Company remains in a net operating loss position, the realization of the deduction merely increased the deferred tax asset for net operating loss carryforward.

The income tax provision from continuing operations consists of the following (amounts in thousands):

	December 31,
	2006	2005
Current	$—	$149
Deferred		(134)
Total income tax provision	$—	$15

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows (amounts in thousands):

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Pre-tax loss at U.S. statutory rate	$(33,487)	35.0%	$(10,451)	35.0%
Tax attributable to pass-through entities	(5,914)	6.2	1,844	(6.2)
Non-deductible interest expense	(26)	0.0	2,388	(8.0)
Tax credits, net of current addback	(454)	0.5	(340)	1.1
Other	(743)	0.7	103	(0.1)
Valuation allowance	40,624	(42.4)	6,471	(21.9)
Effective tax rate	$—	(0.0)%	$15	(0.1)%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2006	2005
Deferred tax assets:
NOL carryforward	$51,570	$5,322
Mezzanine interest OID	—	4,376
Accruals	2,025	1,953
Construction Retention	1,228	1,953
Reserves for doubtful accounts	2,431	1,555
Amortization	1,160	1,175
Tax credits	1,051	835
Other	1,255	1,851
Depreciation	—	—
Total deferred tax assets	$60,720	$17,067
Deferred tax liabilities:
Depreciation	$8,691	$6,646
Prepaid expenses	2,839	1,720
Total deferred tax liabilities	$11,530	$8,366
Valuation allowance	(49,190)	(8,567)
Net deferred tax assets and liabilities	$—	$134

MezzCo has a valuation allowance at December 31, 2006 and 2005 recorded against tax benefits that are more likely than not unrealizable. As of December 31, 2006, MezzCo has federal net operating losses of $147,180,060 which begin to expire after 2024. MezzCo has general business credit carryforwards at December 31, 2006 of $1,036,000 which begin to expire after 2024 and a minimum tax credit carryforward of $15,000. The net deferred tax asset of $134,000 at December 31, 2005 represents recoverable taxes paid in a carryback period.

11.   COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, BH/RE is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

Employment Agreements

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 3% of the equity of MezzCo (see Note 2).

Leases

OpBiz leases certain real property, furniture and equipment. The leases are accounted for as operating or capital leases in accordance with SFAS No. 13, “Accounting for Leases.”

At December 31, 2006, aggregate minimum rental commitments under noncancelable operating leases and capital leases with initial or remaining terms of one year or more consisted of the following (in thousands):

	Operating Leases	Capital Leases
Years ending December 31,
2007	$2,103	$4,973
2008	1,867	4,962
2009	193	4,964
2010	147	4,965
2011	4	4,966
Thereafter	—	28,575
Total minimum lease payments	$4,314	$53,405
Less: Amounts representing interest		(22,498)
Total obligations under capital leases		30,907
Less: Amounts due within one year		(1,592)
Amounts due after one year		$29,315

The current and long-term obligations under capital leases are included in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, in the accompanying consolidated balance sheets. Rental expense amounted to approximately $2.8 million, $3.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Timeshare Purchase Agreement

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz has agreed to sell approximately 4 acres of land adjacent to the Aladdin to Westgate, who plans to develop, market, manage and sell timeshare units on the land. The land value recorded by OpBiz in its financial statements of $29.5 million was based on an independent appraisal. The purchase price for the land will be paid by Westgate in the form of fees based on annual sales of timeshare units. The Timeshare Purchase Agreement remains in effect but the deed to the land has not been transferred as requisite conditions to consummate the sale have not been completed by Westgate. To complete the deed transfer, Westgate must obtain financing and obtain all required approvals from regulatory agencies. Accordingly, no gain or loss on the sale of the land has been recorded in the Company’s financial statements. Advances received by Westgate against the purchase price of the land have been recorded as advances in the current liabilities in the accompanying financial statements until such time as the transfer is complete and the sale is finalized.

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

12.   EMPLOYEE BENEFIT PLANS

401K Plan

OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees’ contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $0.9 million for the year ended December 31, 2006 and $1.1 million for each of the years ended December 31, 2005 and 2004.

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

At December 31, 2006 and 2005, OpBiz’s estimated liabilities for all unpaid and incurred but not reported claims totaled approximately $2.4 million and $2.7 million respectively.

13.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Pre-tax income (loss)	Net income (loss)
	(In thousands)
Year ended December 31, 2006:
First Quarter	$73,481	$8,213	$(5,458)	$(5,458)
Second Quarter	68,503	2,743	(8,953)	(8,953)
Third Quarter	63,931	(633)	(12,570)	(12,570)
Fourth Quarter	61,197	530	(68,695)	(68,695)
Year ended December 31, 2005:
First Quarter	$79,219	$14,054	$356	$356
Second Quarter	75,373	6,448	(6,139)	(7,105)
Third Quarter	74,373	4,978	(7,971)	(7,053)
Fourth Quarter	77,293	(3,824)	(16,107)	(16,074)

14.   SUBSEQUENT EVENT (UNAUDITED)

Upon repayment of all amounts due under the Credit Agreement with the proceeds of the Loan, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The number of outstanding warrants has been imputed as one million using the equity value on the date the warrants were issued. On March 14, 2007, the Company entered into a letter agreement with the Lenders to compensate the holders of any unexercised warrants upon the expiration of the exercise period but in any event, no later than March 30, 2007 at a cost of $1.61 per warrant. The exercise period expired on March 21, 2007 with no warrant holders electing to exercise and the Company made the payment to the Lenders on March 30, 2007. Accordingly, the Company has recorded the value of the warrants as $1.6 million which is included in other current liabilities in the accompanying consolidated balance sheets.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

BH/RE’s management evaluated, with the participation of BH/RE’s principal executive and principal financial officers, the effectiveness of BH/RE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, BH/RE’s principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has been no change in BH/RE’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during BH/RE’s fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, BH/RE’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the board of managers and executive officers of BH/RE and its subsidiaries are as follows:

Name	Age	Position
Robert Earl	55	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Douglas P. Teitelbaum	41	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Michael V. Mecca	58	President and Chief Executive Officer of BH/RE and OpBiz
Donna Lehmann	37	Chief Financial Officer of OpBiz and Treasurer of BH/RE
Mark S. Helm	36	Senior Vice President, General Counsel and Secretary of OpBiz
Darby Davies	56	Senior Vice President of Casino Marketing of OpBiz
William Feather	45	Executive Vice President of Hotel and Food and Beverage of OpBiz
Michael A. Belletire	60	Manager of OpBiz
Eugene I. Davis	52	Manager of OpBiz
Thomas M. Smith	54	Manager of EquityCo and OpBiz

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

Donna Lehmann.   Ms. Lehmann has been the chief financial officer of OpBiz and treasurer of BH/RE since the purchase of the Aladdin on September 1, 2004. She was the vice president of finance for Aladdin Gaming, LLC from July 2001 until August 31, 2004. Prior to joining the Aladdin, Ms. Lehmann held several progressive positions ending with Controller at Showboat Operating Company from November 1993 through January 1998 and was Controller for Ethel M. Chocolates (a subsidiary of M&M Mars, Inc.) from June 2000 until July 2001. She was a senior auditor with Arthur Andersen LLP from January 1998 to June 2000 and is a Certified Public Accountant in Nevada.

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

William Feather.   Mr. Feather has served as Executive Vice President of Hotel Operations and Food and Beverage since September of 2004. Mr. Feather has over 23 years of senior level management experience in hotel operations. Mr. Feather has served in several key positions for Starwood Hotels and Resorts Worldwide including regional hotel responsibility for Starwood in Dallas and Boston. Mr. Feather’s last position with Starwood prior to coming to Las Vegas was the General Manager of the Westin Mission Hills in Rancho Mirage, California where his scope of responsibility included managing the addition of Starwood Vacation Ownership Villas. Mr. Feather has been employed by Starwood since 1997.

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

Eugene I. Davis.   Mr. Davis was appointed as a manager of OpBiz in November 2006. Mr. Davis is the Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately-held consulting firm specializing in turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and/or acted as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and/or Chairman of the Board of a number of businesses, including companies operating in the telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics sectors. Prior to forming PIRINATE, Mr. Davis served as President, Vice-Chairman and Director of Emerson Radio Corp, and CEO and Vice-Chairman of Sport Supply Group, Inc. Mr. Davis began his career as an attorney and international negotiator with Exxon Corp. and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a BA from Columbia College, a Masters of International Affairs (MIA) in International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia University School of Law.

Thomas M. Smith.   Mr. Smith was appointed as a manager of EquityCo and OpBiz in March 2005. Mr. Smith has more than twenty-five years of senior level management experience in hotel real estate investment and operations. He is a senior vice president of Starwood Hotels and Resorts Worldwide (HOT) Real Estate Group. Prior to joining Starwood in 1998, Mr. Smith was a managing director with

CIGNA Corporation’s Real Estate Investment Division, where he was responsible for hotel real estate investments for eleven years.

As OpBiz is our operating subsidiary, the information provided below discusses the board of managers of OpBiz (the “Board”).

Meetings of the Board of Managers

The Board met four times between January 1, 2006 and December 31, 2006. The Board has a standing Audit Committee, Compensation Committee, Compliance/Credit Committee, Executive Committee and a Renovation Committee. During 2006, none of the members of the Board attended less than 75% of the meetings held by the Board, or the total number of meetings held by all committees of the Board on which various members served. The current members of each of the Board’s standing committees are listed below.

The Audit Committee

The Board has a separately designated standing Audit Committee, whose current members are Eugene I. Davis and Michael A. Belletire. Mr. Belletire serves as Chairman of the Audit Committee. The Board has considered the independence of our Audit Committee members and determined that all members of the Audit Committee are independent for purposes of serving on the Audit Committee.

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

The Board has determined that all Audit Committee members are financially literate and has also determined that both Michael A. Belletire and Eugene I. Davis qualify as audit committee financial experts as such term is defined in Item 407(d)(5) of Regulation S-K. The Board has further determined that both audit committee members are independent as such term is defined in Rule 4200 of the NASDAQ Marketplace Rules and in the rules and regulations of the Securities and Exchange Commission.

The Compensation Committee

The current members of the Compensation Committee are Douglas P. Teitelbaum, Robert Earl and Thomas M. Smith. Each member of the Compensation Committee is a non-employee director. Mr. Teitelbaum serves as Chairman of the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our managers, executive officers and certain beneficial owners (collectively, “Section 16 Persons”) to file reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2006, and other information, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2006, except Initial Statements of Beneficial Ownership on Form 3 were filed late on behalf of Mr. Feather and Mr. Davis.

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

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Compensation Program

The Aladdin operates in a highly competitive and rapidly changing hotel casino industry. The Aladdin competes, and the PH Resort will compete, with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. In order to be and remain competitive with other companies in the hotel casino industry, one of the primary objectives of our compensation program is to attract, motivate and retain talented, qualified executives to manage and lead our Company. Our objective is to provide an executive compensation structure and system that is both competitive in the marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions. A further objective of our compensation program is to align the executive officers’ compensation with our membership interest holders, which will lead to the long-term enhancement of membership interest value. Our compensation program provides incentives and rewards for each executive officer for their contribution to the Company and for the achievement of the Company’s annual and long-term performance goals. We also endeavor to ensure that our compensation program reinforces business strategies and objectives consistent with the Company’s goals and that it is administered in a fair and equitable manner consistent with established policies and guidelines.

Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees. Our compensation program is designed to reward teamwork and each team member’s contribution to the Company.

To enable us to achieve our objectives, we must maintain a flexible compensation structure to appropriately recognize and reward our existing and future executive officers. The ability to reward superior performance is essential if we want to provide superior services to our customers and remain competitive in the hotel casino industry. The Compensation Committee relies on its own judgment in setting each executive officer’s compensation and not on any rigid guidelines or formula. Key factors affecting the Committee’s compensation judgments include: (i) the nature and scope of an executive’s responsibilities; (ii) an executive officer’s performance (including contribution to the Company’s financial results); and (iii) market compensation for similar responsibilities.

Elements of Compensation Program and Why We Chose Each (How It Relates to Objectives)

To accomplish these objectives, our executive officers’ compensation encompasses a mix of base salary, annual discretionary cash bonuses, annual non-equity incentive based awards, membership interest, severance benefits, a small number of perquisites and a variety of other benefits that are generally available to all of our salaried employees, such as a 401(k) Plan and health and welfare benefits.

The Company chooses to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term and short-term strategic goals. The amount of each element of compensation is determined by or under the direction of our Compensation Committee, which uses the following factors to determine the amount of compensation and other benefits to pay each executive: (i) performance against corporate and individual objectives for the previous year; (ii) difficulty of achieving desired results in the coming year; (iii) value of their unique skills and capabilities to support long-term performance of the Company; (iv) performance of their general management responsibilities; and (v) contribution as a member of the executive management team. The elements of our compensation package are comparable to other hotel/casino operators in the Las Vegas market.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, providing proper compliance and regulatory guidance, and helping to create a cohesive team. Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our membership interest holders. For example, our annual non-equity incentive based bonus program is designed to reward executives for meeting short-term goals which include annual performance targets while our equity awards program rewards executives for long-term Company equity growth. Total compensation is comprised of cash compensation in the form of base salary to meet competitive salary norms and in the form of bonus payments to reward achievement of short-term goals on an annual basis and non-cash compensation in the form of options to purchase membership interests to retain talented, qualified executives and align their interests with that of our other membership interest holders. We believe that this allocation is competitive within the marketplace and appropriate to fulfill our stated policies.

Base Salaries

Generally, base salaries for executives are administered on a subjective, individual basis by the Compensation Committee using as a guideline a variety of factors, including the executive’s scope of responsibilities, an assessment of similar roles within the hotel/casino industry, and internal equity among executives. We have a significant level of competition for attracting and retaining talented, qualified executive officers in the hotel casino industry. Base salaries are set at levels that allow the Company to attract and retain superior leaders that will enable the Company to deliver on its business goals. Base compensation is targeted to recognize each executive officer’s unique value and historical contributions to our success in light of salary norms in our industries and the general marketplace. The criteria for measurement include data secured from a range of industry and general market sources.

Variation from salary norms occurs when the value of the individual’s expertise, performance, specific skill set, experience and level of contribution relative to others in the organization justifies variation. Base salary recognizes an employee’s role, responsibilities, skills, experience and sustained performance. We also recognize that it is necessary to provide executives with a portion of total compensation that is delivered each month and provides a balance to other pay elements that are more at risk, such as annual discretionary or incentive based bonuses.

The Company is a party to employment agreements, as amended, with all of the current named executive officers except Mr. William Feather. Mr. Feather is an employee of Starwood and we reimburse Starwood for Mr. Feather’s payroll expense as outlined in the management agreement with Starwood. See  Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Starwood.” Base salary is reviewed annually by the Compensation Committee and may be increased based on individual performance during the prior calendar year and cost of living adjustments, as appropriate. Pursuant to these employment agreements, however, a decrease in base salary is prohibited.

Bonuses

Our practice is to award annual cash bonuses based upon performance objectives. Executive bonuses are used to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these Company financial objectives and individual goals. Executive officers have the opportunity to earn a bonus of up to a maximum of 50% of their base salary (or, in the case of the Chief Executive Officer, up to a maximum of 100% of his base salary). Bonuses are determined based on a combination of qualitative and quantitative measures, the details of which are established annually for each executive as performance goals. The quantitative and qualitative performance goals used to determine executive bonuses include the achievement of the Company’s EBITDA goals for the year (such EBITDA goals as are determined by the Board of Managers or Compensation Committee, as applicable) and also include goals that vary for each executive based on his/her responsibilities, which may include: discreet measures, benchmarks and standards of operation such as departmental EBITDA goals being achieved (for revenue generating departments), departmental productivity, cost containment, customer services and such other measures, benchmarks and standards as are established for such executives officers’ respective department. When determining the bonuses for executive officers, the Compensation Committee makes a final determination based on the performance of the executive and the division or group that he/she leads relative to the performance-based goals. However, the Company’s overall performance and achievement of annual, targeted EBITDA goals is at least a 25% factor in all performance goals. In this regard, we use full cash bonuses to reward performance achievements by our executive officers generally only as to years in which we are substantially profitable; we use salary as a base amount necessary to match our competitors for executive talent. Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year.

Notwithstanding the foregoing, and pursuant to the Company’s employment agreement with Darby Davies, Darby Davies receives guaranteed minimum, annual bonuses as follows: (i) a minimum bonus of at least $50,000 on January 2, 2007; (ii) a minimum bonus of at least $75,000 on January 2, 2008; and (iii) a minimum bonus of at least $100,000 on December 31, 2008.

Membership Interests; Long-Term Equity Incentives

We consider the granting of options to purchase membership interests to be an extremely effective form of compensation for executive officers because it provides long-term incentives for superior performance, leading to enhanced membership interest value, and aligning executive compensation with the interests of the other membership interest holders. We believe that granting options to purchase membership interests is a great method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and the membership interest holders. Also, it is a key retention tool because the options to purchase membership interests vest over a period of years. Although there is no set formula for the granting of these options to individual executives, generally the size of an executive’s option award is based on the executive’s level and role within the Company assessed against long-term compensation data for competitive positions.

The Company is a party to employment agreements, as amended, with all of the current named executive officers except Mr. William Feather. As stated above, Mr. Feather is an employee of Starwood. The employment agreements have initial terms of two to five years. The employment agreements provide, depending on the terms thereof, that these executives are entitled to options to purchase between 0.2% and 3% of the equity in MezzCo. The options were granted with an exercise price equal to or greater than the fair value at the date of grant. The options are “time based” and portions thereof vest annually in equal increments throughout the terms of the respective employment agreements. The executive must remain employed by the Company at each year’s end to receive the option’s vested amount attributable to that year.

Severance Benefits

We believe that companies should provide reasonable severance benefits to their executive officers. These severance benefits should reflect the fact that it may be difficult for the executives to find comparable employment within a short period of time. They also should disentangle the company from the executive as soon as practicable. For instance, while it is possible to provide salary continuation to an executive during the job search process, which in some cases may be less expensive than a lump-sum severance payment, we prefer to pay a lump-sum severance payment in order to most cleanly sever the relationship as soon as practicable.

The Company is a party to employment agreements, as amended, with all of the current named executive officers except Mr. William Feather. As stated above, Mr. Feather is an employee of Starwood. The employment agreements each contain severance provisions as detailed in the discussion of individual employment agreements below.

Perquisites

We limit the perquisites that we make available to our executive officers, and we annually review the perquisites that executive officers receive. Other than Mr. Mecca, our executive officers are not entitled to benefits that are not otherwise available to all our employees and do not receive perquisites. Mr. Mecca receives perquisites that are commensurate with industry norms. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

401(k) Plan and Other Benefits

Our executive officers are eligible for the same level and offering of benefits made available to other employees, including the Company’s 401(k) Plan and health and welfare benefit programs.

OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees’ contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $0.9 million for the year ended December 31, 2006 and $1.1 million for the years ended December 31, 2005 and 2004, respectively. All of our named executive officers participated in our 401(k) plan and received matching funds.

We also maintain other executive benefits that we consider necessary in order to offer fully competitive opportunities to our executive officers. Executive officers are eligible to participate in all of our employee health and welfare benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees.

How the Company Chose Amounts and/or Formulas for Each Element

Each executive’s current and prior compensation is considered in setting future compensation. To some extent, our compensation plan is based on the market and the companies we compete against for executives. We believe that the elements of our plan (e.g., base salary, bonus and membership interest options) are similar to the elements used by many comparable companies in the hotel casino industry. The exact compensation and benefits are chosen in an attempt to balance our competing objectives of attracting, retaining and motivating executives, fairness to all membership interest holders, and internal equitability for respective executive positions.

In addition, as of the end of fiscal year 2006, there has been no leadership turnover in the Company by our executive officers. We believe this is a good indication that our leadership compensation package is reasonable.

Accounting and Tax Treatment

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses.

The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

The accounting treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Company considers the accounting impact of various program designs to balance the potential costs to the Company with the benefit/value to the executive. The Company considers the tax impact of long-term incentive compensation awards, and therefore to the extent practical, strives to deliver pay that qualifies under IRS section 162(m) as performance-based to obtain a corporate tax deduction. Under 162(m), the Company may not deduct compensation expense for the named executives if that expense is over $1,000,000, except that performance-based pay is excluded from the total pay applying to 162(m).

2006 Summary Compensation Table

The following table sets forth the compensation paid our accrued for our principal executive officer, our principal financial officer and other executive officers for the year ended December 31, 2006.

2006 SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Michael V. Mecca	2006	565,477	—	235,280	—	—	800,757
President and Chief Executive
Officer of BH/RE and OpBiz(1)
Donna Lehmann	2006	283,821	100,000	23,528	37,813	—	445,162
Treasurer of BH/RE and
Chief Financial Officer of OpBiz
Mark S. Helm	2006	243,562	200,000	15,685	32,450	—	491,697
Senior Vice President, General
Counsel and Secretary of OpBiz
Darby Davies	2006	245,887	—	23,528	50,000	—	319,415
Senior Vice President of Casino
Marketing of OpBiz
William Feather	2006	300,527	—	15,685	117,266	—	433,478
Executive Vice President of Hotel
and Food and Beverage of OpBiz(4)

(1)          Mr. Mecca’s annual compensation includes an automobile allowance of $32,927.

(2)          The annual compensation for options vested during 2006 has been computed in accordance with the provisions of SFAS 123 (R) as discussed in Note 2, “ Summary of Significant Accounting Policies” to our financial statements.

(3)          Ms. Lehmann and Messrs. Helm and Feather earned compensation in accordance with the Company’s annual bonus program for achieving certain short-term goals as described above. Ms. Davies received a bonus payment in accordance with the terms of her employment agreement.

(4)          Mr. Feather is an employee of Starwood. Salary presented here represents all amounts paid to Starwood for reimbursement of Mr. Feather’s compensation expense under the terms of the management agreement. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Starwood.”

Michael V. Mecca Employment Agreement

Mr. Mecca serves as president and chief executive officer of BH/RE and OpBiz under an employment agreement that expires in May 2008. The employment agreement automatically renews for successive five-year terms unless either party elects not to renew at least 90 days prior to the end of a term. OpBiz paid Mr. Mecca a base salary of $544,500 in 2006, which is subject to annual upward adjustments. OpBiz pays Mr. Mecca a performance bonus determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides Mr. Mecca with an option to purchase up to 3% of the equity of MezzCo at an exercise price based on a current subscription valuation, vesting one-third annually beginning on April 11, 2004. Mr. Mecca has granted OpBiz a right of first refusal with respect to any proposed sales of his equity interests in MezzCo. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission.

OpBiz may terminate Mr. Mecca’s employment immediately at any time for cause. If OpBiz terminates Mr. Mecca’s employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “cause” is not specifically defined in Mr. Mecca’s employment agreement. Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca’s employment for cause on December 31, 2006, OpBiz would have been obligated to pay Mr. Mecca $20,942 which represents accrued but unpaid base salary.

OpBiz may terminate Mr. Mecca’s employment immediately at any time without cause. If OpBiz terminates Mr. Mecca’s employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by OpBiz’s Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca’s employment without cause on December 31, 2006, OpBiz would have been obligated to pay Mr. Mecca further compensation in the approximate total amount of $544,500.

Donna Lehmann Employment Agreement

Ms. Lehmann serves as the treasurer of BH/RE and chief financial officer of OpBiz under an employment agreement that expires on September 1, 2007. OpBiz paid Ms. Lehmann a base salary of $302,500 in 2006, which is subject to annual upward adjustments at a minimum of 5% per annum. Ms. Lehmann was paid a one-time transition bonus of $75,000 in 2004 for her transition from vice president of finance for Aladdin Gaming to her current position with OpBiz. She will receive an annual discretionary bonus of up to 50% of her annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides that Ms. Lehmann is eligible to receive an option to purchase up to 0.3% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on September 1, 2005.

OpBiz may terminate Ms. Lehmann’s employment immediately at any time for cause. If OpBiz terminates Ms. Lehmann’s employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “cause” is defined in Ms. Lehmann’s employment agreement as follows: (i) failure to abide by the Company’s policies and procedures; (ii) misconduct, insubordination, or inattention to the Company’s business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann’s employment for cause on December 31, 2006, OpBiz would have been obligated to pay Ms. Lehmann $11,635 which represents accrued but unpaid base salary.

OpBiz may terminate Ms. Lehmann’s employment at any time without cause upon fifteen (15) days written notice to Ms. Lehmann of its intent to terminate the employment agreement, or, in OpBiz’s sole discretion, the equivalent of two (2) weeks of her then annual base salary in lieu of notice. If OpBiz terminates Ms. Lehmann’s employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of her then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination (ii) base salary earned but unpaid through the date of termination; (iii) accrued paid time off earned through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann’s employment without cause on December 31, 2006, OpBiz would have been obligated to pay Ms. Lehmann further compensation in the approximate total amount of $201,667.

Upon Ms. Lehmann’s death or disability, her employment agreement terminates immediately. If Ms. Lehmann’s employment is terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Ms. Lehmann, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “disability” is defined in Ms. Lehmann’s employment agreement as her incapacity, certified by a licensed physician selected by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for sixty (60) days or more. In the event that she disagrees with the conclusions of the Company’s physician, she (or her representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Ms. Lehmann’s employment was terminated for death or disability on December 31, 2006, OpBiz would have been obligated to pay Ms. Lehmann $11,635 which represents accrued but unpaid base salary.

Mark S. Helm Employment Agreement

Mr. Helm serves as senior vice president, general counsel and secretary of OpBiz under an employment agreement that expires on November 2, 2007. If Mr. Helm remains employed by OpBiz after his employment agreement expires, any such employment will be on an at-will basis unless he and OpBiz agree in writing to extend the terms of his agreement. OpBiz paid Mr. Helm a base salary of $259,600 in 2006, which is subject to annual upward adjustments. He will receive an annual discretionary bonus of up to 50% of his annual compensation determined by OpBiz’s board of managers based on OpBiz’s financial performance and certain other factors. The agreement provides that Mr. Helm is eligible to receive an option to purchase up to 0.2% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on November 2, 2005.

OpBiz may terminate Mr. Helm’s employment immediately at any time for cause. If OpBiz terminates Mr. Helm’s employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination. The term “cause” is defined in Mr. Helm’s employment agreement as follows: (i) failure to abide by the Company’s policies and procedures; (ii) misconduct, insubordination, or inattention to the Company’s business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of him by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz must provide a written letter of deficiency to Mr. Helm that details his deficient conduct and thereafter provides him thirty (30) days to cure such deficiency. If, after thirty (30) days, OpBiz continues to believe cause exists to terminate him, then OpBiz shall send a second letter to Mr. Helm terminating him that memorializes his failure to cure the asserted deficiency. Based on the foregoing, in the event that OpBiz had terminated Mr. Helm’s employment for cause on December 31, 2006, OpBiz would have been obligated to pay Mr. Helm $9,985 which represents accrued but unpaid base salary.

OpBiz may terminate Mr. Helm’s employment at any time without cause upon fifteen (15) days written notice to Mr. Helm of its intent to terminate the employment agreement, or, in OpBiz’s sole discretion, the equivalent of two (2) weeks of his then annual base salary in lieu of notice. If OpBiz terminates Mr. Helm’s employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Helm’s employment without cause on December 31, 2006, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $173,067.

In the event that there is a change in control of OpBiz, other than through a public offering, Mr. Helm may terminate his employment upon thirty (30) days written notice to OpBiz. If Mr. Helm terminates his employment for a change in control, other than through a public offering, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “change in control” is not specifically defined in Mr. Helm’s employment agreement. Based on the foregoing, in the event that there was a change in control of OpBiz, other than through a public offering, and Mr. Helm terminated his employment on December 31, 2006, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $173,067.

Upon Mr. Helm’s death or disability, his employment agreement terminates immediately. If Mr. Helm’s employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. Helm, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “disability” is defined in Mr. Helm’s employment agreement as his incapacity, certified by a licensed physician selected by the Company, which precludes him from performing the essential functions of his duties under the employment agreement for sixty (60) days or more. In the event that he disagrees with the conclusions of the Company’s physician, he (or his representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Mr. Helm’s employment was terminated for death or disability on December 31, 2006, OpBiz would have been obligated to pay Mr. Helm $9,985 which represents accrued but unpaid base salary.

Darby Davies Employment Agreement

Ms. Davies serves as senior vice president of casino marketing of OpBiz under an employment agreement effective as of January 2, 2006. The term of the agreement is for three (3) years, terminating on December 31, 2008. OpBiz paid Ms. Davies a base salary of $250,000 in 2006, which is subject to annual upward adjustments, and she is eligible to participate in OpBiz’s bonus program. She will receive a minimum bonus of $50,000 on January 2, 2007, $75,000 on January 2, 2008 and $100,000 on December 31, 2008. The agreement also provides Ms. Davies with an option to purchase up to 0.25% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008.

OpBiz may terminate Ms. Davies’ employment immediately upon written notice for cause. If OpBiz terminates Ms. Davies’ employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “cause” is defined in Ms. Davies’ employment agreement as the following: (i) commission of any act of material fraud or gross negligence by her in the course of her employment thereunder which, in the case of gross negligence, has a materially adverse affect on the goodwill, business or financial condition of the Company; (ii) engagement by her in any conduct or commission by her of any act which is materially injurious or detrimental to the substantial interests of the Company; (iii) engagement by her in any act, whether with respect to her employment or otherwise, which is in violation of the criminal laws of the United States or any state thereof, involving acts of moral turpitude; or (iv) a failure to secure or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz must provide a written letter of deficiency to Ms. Davies which details her deficient conduct and thereafter provides her thirty (30) days to cure such deficiency if capable of being cured. If such activity is incapable of being cured or if, after thirty (30) days, Ms. Davies fails to cure the deficient conduct, OpBiz may terminate Ms. Davies’ employment agreement for cause. If OpBiz elects to terminate Ms. Davies’ employment agreement, it shall send a second letter to Ms. Davies terminating her that memorializes her failure to cure the asserted deficiency. Based on the foregoing, in the event that

OpBiz had terminated Ms. Davies’ employment for cause on December 31, 2006, OpBiz would have been obligated to pay Ms. Davies $9,615 which represents accrued but unpaid base salary.

OpBiz may terminate Ms. Davies’ employment at any time without cause upon fifteen (15) days written notice to Ms. Davies of its intent to terminate the employment agreement. If OpBiz terminates Ms. Davies’ employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of eighteen (18) months, but not to exceed the balance of the term of her employment agreement, of her annual base salary to which she would have been entitled had the employment agreement not been terminated; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Davies’ employment without cause on December 31, 2006, OpBiz would have been obligated to pay Ms. Davies further compensation in the approximate total amount of $375,000.

Upon Ms. Davies’ death or disability, her employment agreement terminates immediately. If Ms. Davies’ employment is terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Ms. Davies, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term “disability” is defined in Ms. Davies’ employment agreement as her incapacity, certified by a licensed physician selected by her and approved by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for forty-five (45) days or more. Based on the foregoing, in the event that Ms. Davies’ employment was terminated for death or disability on December 31, 2006, OpBiz would have been obligated to pay Ms. Davies $9,615 which represents accrued but unpaid base salary.

GRANTS OF PLAN BASED AWARDS FOR 2006

Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Target
Michael V. Mecca	545,000
Donna Lehmann	151,250
Mark S. Helm	129,800
Darby Davies	125,000
William Feather(2)	130,295

(1)          The target estimated future payouts under non-equity incentive plan awards represents the maximum amount payable under the Company’s bonus plan. The target will be met if all short-term goals detailed in the underlying plan are met.

(2)          As stated above, Mr. Feather is an employee of Starwood. Mr. Feather participates in the Company’s bonus plan in the same manner as other Company officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Options Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date(2)
Michael V. Mecca	3,000	—	1,000.00
Donna Lehmann	233	67	1,000.00
Mark S. Helm	156	44	1,000.00
Darby Davies	83	167	1,000.00
William Feather	156	44	1,000.00

(1)          MezzCo membership interests have not been unitized. The implied number of units and equity value has been computed based on the MezzCo equity contribution on the grant date. The option exercise price is based on a $100 million equity value. The options are not exercisable until a triggering event occurs. The options vest in accordance with the underlying employment agreements. Mr. Mecca’s options vest one-third annually beginning on April 11, 2004.  Ms. Lehmann and Mr. Feather’s options vest one-third annually beginning September 1, 2005. Mr. Helm’s options vest one-third annually beginning on November 2, 2005. Ms. Davies options vest 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008.

(2)          Participants have 90 days after an event occurs to exercise options.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)(1)
Robert Earl	—	—
Douglas P. Teitelbaum	—	—
Michael A. Belletire	75,000	75,000
Eugene I. Davis	75,000	75,000
Thomas M. Smith	—	—

(1)   All managers are reimbursed for expenses connected with attendance at meetings of the Board.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this Form 10-K. Based on that review and discussions, our Compensation Committee recommended to our Board of Managers that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Compensation Committee

Douglas P. Teitelbaum
Robert Earl
Thomas M. Smith

Compensation Committee Interlocks and Insider Participation

During the 2006 fiscal year, Douglas P. Teitelbaum, Robert Earl and Theodore W. Darnall (a former member of the Board) served as members of the Board’s Compensation Committee. For additional information concerning related-party transactions involving Messrs. Teitelbaum and Earl or other members of the Board, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership of BH/RE’s voting and equity membership interests and OpBiz’s membership interests as of April 2, 2007 by:

•       each member of the board of managers of BH/RE;

•       Starwood Nevada Holdings, LLC; and

•       BH/RE’s board of managers and executive officers as a group.

In addition, the table below sets forth, as of April 2, 2007, the beneficial ownership of each person known by BH/RE to be the beneficial owner of more than five percent of its voting membership interests, which is the only class of voting securities of BH/RE.

Unless otherwise indicated, each person listed in the table below has sole voting and investment power over the percentage of voting and equity membership interests listed opposite such person’s name. Except as indicated below, none of the Company’s executive officers or managers own any equity of BH/RE.

	BH/RE		OpBiz
Name	Percent of Voting Membership Interests	Percent of Equity Membership Interests	Percent of Economic Membership Interests(2)
Douglas P. Teitelbaum(1),(2)	50.00%	—	—
Robert Earl(2),(3)	50.00%	—	—
Starwood Nevada Holdings, LLC(2),(4)	—	—	15.00%
BH Casino and Hospitality LLC I(1)	—	40.75%	34.64%
BH Casino and Hospitality LLC II(1)	—	18.50%	15.72%
OCS Consultants, Inc(3)	—	40.75%	34.64%
All members of the board of managers and executive officers as a group (10 persons)	100.00%	100.00%	85.00%

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,850	$1,000.00	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,850	$1,000.00	—

(a)           MezzCo membership units have not been unitized. The implied number of units has been computed based on the MezzCo equity contribution on the grant date. The total number of membership units outstanding has been computed as 100,000. The number of securities to be issued represents 4.85% of the total units based on the percentage of equity each option holder has been granted.

(b)          The exercise price is based on a $100 million equity value. Exercise price is computed using the total number of units divided by the stated equity value.

(c)           The Board of Managers of BH/RE is currently considering a plan but has not yet adopted one. Once a plan is adopted, the number of securities remaining available for future issuance will be 1,150 based on an approved grant of 6% of total equity.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval and Ratification of Related Party Transactions

The Audit Committee is responsible, pursuant to its written charter, for reviewing and discussing with management any transaction with a related party which the Company would be required to disclose pursuant to Item 404 of Regulation S-K. Each such transaction must be approved by a majority of the Company’s disinterested managers.

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

Mr. Jess Ravich

Jess Ravich, a former manager of OpBiz, is CEO and indirect controlling shareholder of Libra Securities, LLC, an investment banking firm (“Libra Securities”). Libra Securities acted as placement agent for MezzCo, L.L.C. in the placement of the Mezzanine Financing and was paid a placement fee of $4,350,000.

Mr. Ravich holds a note convertible into 25% of the equity in PDS Gaming, a leasing and finance company specializing in gaming equipment. Conversion of the note is subject to approval of appropriate gaming regulators in the jurisdictions in which PDS Gaming does business. PDS Gaming entered into a gaming equipment lease with OpBiz on December 22, 2004, for a 48 month term with payments of approximately $159,200 per month. Libra Securities raised financing for PDS Gaming to allow it to purchase the equipment underlying the lease and received a placement fee for its services.

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

Transactions with Starwood

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Thomas M. Smith, who is member of the OpBiz board of managers and the EquityCo board of managers, is an officer of Starwood and was appointed to the board of managers pursuant to the Company’s agreement with Starwood.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, will operate a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV will pay OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. As of December 31, 2006, no rent has been paid to OpBiz because Planet Hollywood LV has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Planet Hollywood LV is wholly owned by, and a subsidiary of, Planet Hollywood International, Inc. Together, Mr. Earl, a trust for the benefit of Mr. Earl’s children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood International, Inc. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood International Inc. owned by the trust.

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, will operate a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich will pay OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. As of December 31, 2006, no rent has been paid to OpBiz because Earl of Sandwich has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl’s children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

Guaranty Agreement

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (see Note 7.—Long-Term Debt). In exchange for executing the Guaranty, OpBiz and PH Fee Owner agreed to pay Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

Director Independence

The Company is not a listed issuer. Using Rule 4200 of the NASDAQ Marketplace Rules (the “NASDAQ Rule”), the board of managers has determined that Michael A. Belletire and Eugene I. Davis are “independent directors” because (i) each is not an executive officer or employee of the Company; and (ii) in the opinion of the board of managers, each is not an individual having a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such manager. The board of managers has determined that Michael A. Belletire and Eugene I. Davis are also “independent” as that term is defined in the Securities Exchange Act of 1934 and the rules thereunder.

Robert Earl and Douglas P. Teitelbaum, who are members of the compensation committee, are not “independent directors” under the NASDAQ Rule. The Company does not have a nominating committee. Of the members of the full board of managers, Robert Earl, Douglas P. Teitelbaum and Thomas M. Smith are not “independent directors” under the NASDAQ Rule for purposes of membership on a nominating committee.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid or payable to Ernst & Young LLP, our principal independent auditors, for audit and non-audit services:

	December 31,
	2006	2005
Audit Fees Current	$203,647	$223,132
Audit-Related Fees	53,000	61,330
Tax Fees	54,655	48,000
All Other Fees	—	—
Total	$311,302	$332,462

“Audit Fees” include fees incurred for the annual audits and the reviews of our Quarterly Reports on Form 10-Q. “Audit-Related Fees” include fees paid for costs related to the acquisition of the Aladdin and review of gaming regulations and controls. “Tax Fees” include fees incurred for the preparation of the income tax returns for BH/RE and its consolidated subsidiaries.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. If the pre-approval authority is delegated to one or more members of the Audit Committee, such pre-approval must be presented to the Audit Committee at its next scheduled meeting for ratification. All audit, audit-related, tax and other services performed by the independent registered public accounting firm were approved by the Audit Committee in accordance with the policy described above for fiscal year 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial statements (including related notes to Consolidated Financial Statements) filed as Item 8 in Part II of this report are listed below:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Years ended December 31, 2006, 2005, and 2004—
Consolidated Statements of Operations
Consolidated Statements of Members’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expense	Accounts written off (recovered)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31,:
2004	$—	$(3,575)	$1,321	$(2,254)
2005	$(2,254)	$(3,207)	$1,018	$(4,443)
2006	$(4,443)	$(2,398)	$285	$(6,556)

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)(3)   Exhibits

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
4.5

Waiver and Amendment No. 1 Agreement, dated October 23, 2006, to the Amended and Restated Loan and Facilities Agreement, dated August 31, 2004, by and among OpBiz, L.L.C., the lenders party thereto and The Bank of New York, as administrative agent and collateral agent (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 1, 2006)

10.1

Planet Hollywood Hotel & Casino Licensing Agreement dated May 3, 2003, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company’s Form 10/A filed on June 15, 2004)

10.2

Amended and Restated Planet Hollywood Hotel & Casino Licensing Agreement dated August 9, 2004, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 7, 2004)

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

10.28	Employment Agreement dated November 2, 2004, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.29	Employment Agreement dated August 9, 2004, by and between OpBiz, L.L.C. and Bruce B. Himelfarb (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
10.30	Employment Agreement dated November 1, 2005, by and between OpBiz, L.L.C. and Darby Davies (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2006)
10.31	Loan Agreement, dated November 30, 2006, by and between OpBiz, PH Fee Owner and Column Financial, Inc.
10.32

Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by PH Fee Owner and OpBiz to the Trustee named therein for the benefit of Column Financial, Inc.

10.33	Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by TSP Owner to the Trustee named therein for the benefit of Column Financial, Inc.
10.34	Promissory Note by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006
10.35	Assignment of Leases and Rents made by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006
10.36	Assignment of Contracts, Operating Permits and Construction Permits, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc.
10.37	Environmental Indemnity Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc.
10.38	Collateral Assignment of Timeshare Project Proceeds, dated November 30, 2006, made by TSP Owner in favor of Column Financial, Inc.
10.39	Collateral Assignment of Interest Rate Cap Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc.
10.40	Pledge and Security Agreement, dated November 30, 2006, by MezzCo in favor of Column Financial, Inc.
10.41	Acknowledgement of Pledge by OpBiz, dated November 30, 2006.
10.42	Pledge and Security Agreement, dated November 30, 2006, by PH Fee Owner in favor of Column Financial, Inc.

10.43	Acknowledgement of Pledge by TSP Owner, dated November 30, 2006.
10.44	Security Agreement (Copyrights) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006.
10.45	Security Agreement (Trademarks) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006.
10.46	Operations and Maintenance Agreement, dated November 30, 2006, between OpBiz and PH Fee Owner and Column Financial, Inc.
10.47	Restructuring Agreement, dated November 30, 2006, among Mezzco, EquityCo and the Investors named therein.
10.48	Amended and Restated Investor Rights Agreement, dated as of November 30, 2006, among MezzCo, EquityCo, and the Investors specified or referred to therein.
10.49	Form of Amended and Restated Warrants.
10.50	Guaranty Agreement, dated as of November 30, 2006, made by EquityCo in favor of the Collateral Agent and the Investors.
10.51	Pledge Agreement, dated as of November 30, 2006, between EquityCo, the Collateral Agent for the benefit of the Investors, acknowledged and agreed to by MezzCo.
10.52	Release, Waiver and Consent Agreement, dated as of November 30, 2006, among the Company, EquityCo, OpBiz, and the Investors specified or referred to therein.
10.53

Amended and Restated Planet Hollywood Resort and Casino License Agreement, dated as of November 30, 2006, among Planet Hollywood International, Inc. and Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz.

10.54	Amended and Restated License Subordination Agreement, dated as of November 30, 2006, among the Investors, PHII, PHM and OpBiz.
10.55	Indemnification Agreement, dated as of November 30, 2006, between BH/RE and the Investors.
10.56	Guaranty Fee Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner.
10.57	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Casino space.
10.58	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Hotel space.
10.59	Guaranty Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner.
10.60	Guaranty Agreement, dated as of November 30, 2006, made by Douglas Teitelbaum for the benefit of Column Financial, Inc.
10.61	Guaranty Agreement, dated as of November 30, 2006, made by Robert Earl for the benefit of Column Financial, Inc.
10.62

Completion Guaranty, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and Robert Earl for the benefit of Column Financial, Inc.

10.63	Environmental Indemnity Agreement, dated as of November 30, 2006, made by PH Fee Owner and OpBiz in favor of Column Financial, Inc.
21.1	List of Subsidiaries of BH/RE, L.L.C.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann

99.1	OpBiz, L.L.C. Compensation Committee Charter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2005)
99.2	OpBiz, L.L.C. Audit Committee Charter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2006)
99.3	BH/RE, L.L.C. Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2006)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BH/RE, L.L.C.
April 2, 2007	By:	/s/ DONNA LEHMANN
Donna Lehmann
Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT EARL	Manager of BH/RE and EquityCo	April 2, 2007
Robert Earl	and Co-Chairman of OpBiz
/s/ DOUGLAS P. TEITELBAUM	Manager of BH/RE and EquityCo	April 2, 2007
Douglas P. Teitelbaum	and Co-Chairman of OpBiz
/s/ MICHAEL V. MECCA	President and Chief Executive Officer	April 2, 2007
Michael V. Mecca	of BH/RE and OpBiz (Principal Executive Officer)
/s/ DONNA LEHMANN	Treasurer of BH/RE and Chief	April 2, 2007
Donna Lehmann	Financial Officer of OpBiz (Principal Financial and Accounting Officer)
/s/ MICHAEL A. BELLETIRE	Manager of OpBiz	April 2, 2007
Michael A. Belletire
/s/ EUGENE I. DAVIS	Manager of OpBiz	April 2, 2007
Eugene I. Davis
Manager of EquityCo and OpBiz
Thomas M. Smith