Form 10-Q
period 2007-03-31
BH RE LLC
filed 2007-05-15
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,988	$25,640
Receivables, net	13,125	12,917
Inventories	1,427	1,656
Prepaid expenses	7,038	8,111
Deposits and other current assets	1,564	1,564
Restricted cash and cash equivalents	24,808	18,341
Total current assets	71,950	68,229

Property and equipment, net	545,966	524,054
Restricted cash and cash equivalents	97,915	128,049
Other assets, net	14,305	16,862
Total assets	$730,136	$737,194

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,638	$1,592
Accounts payable	13,365	15,349
Accrued payroll and related	12,529	12,573
Accrued interest payable	6,496	6,059
Accrued taxes	2,724	2,526
Accrued expenses	6,740	6,270
Deposits	5,345	5,752
Other current liabilities	6,338	7,519
Due to affiliates	2,019	1,425
Total current liabilities	57,194	59,065

Long-term debt, less current portion	801,633	788,985
Other long-term liabilities	4,117	4,117
Total liabilities	862,944	852,167

Commitments and contingencies (Note 9)

Minority interest	(5,712)	(3,034)

Members’ equity (deficit):
Members’ equity	21,500	21,500
Accumulated deficit	(148,596)	(133,439)
Total members’ equity (deficit)	(127,096)	(111,939)
Total liabilities and members’ equity (deficit)	$730,136	$737,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)

Operating revenues:
Casino	$23,857	$29,825
Hotel	30,857	29,194
Food and beverage	12,039	16,651
Other	1,698	4,144
Gross revenues	68,451	79,814
Promotional allowances	(4,864)	(6,333)
Net revenues	63,587	73,481

Operating costs and expenses:
Casino	15,421	17,887
Hotel	11,000	9,915
Food and beverage	9,262	11,806
Other	273	2,324
Selling, general and administrative	19,333	17,645
Depreciation and amortization	8,384	5,691
	63,673	65,268

Operating (loss) income	(86)	8,213

Other income (expense):
Interest expense, net	(17,749)	(14,646)
Minority interest	2,678	971
Loss on warrant valuation	—	4
	(15,071)	(13,671)

Pre-tax loss	(15,157)	(5,458)
Provision for income taxes	—	—
Net loss	$(15,157)	$(5,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(15,157)	$(5,458)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,384	5,691
Amortization of debt discount and issuance costs	1,960	1,695
Minority interest	(2,678)	(971)
Change in value of warrants	—	102
Changes in assets and liabilities:
Receivables, net	(208)	2,825
Inventories and prepaid expenses	1,303	112
Restricted cash and cash equivalents	(6,467)	—
Other assets	429	1,097
Accounts payable	(1,984)	(365)
Accrued expenses and other current liabilities	67	(917)
Net cash (used in) provided by operating activities	(14,351)	3,811
Cash flows from investing activities:
Purchases of property and equipment	(30,129)	(7,213)
Restricted cash and cash equivalents	30,134	6,105
Net cash provided by (used in) investing activities	5	(1,108)
Cash flows from financing activities:
Borrowings under Loan Agreement	13,072	—
Payable-in-kind interest added to debt principal	—	4,084
Payments under CUP financing	(378)	(337)
Payments under bank facility	—	(394)
Net cash provided by financing activities	12,694	3,353
Cash and cash equivalents:
Increase in cash and cash equivalents	(1,652)	6,056
Balance, beginning of period	25,640	41,419
Balance, end of period	$23,988	$47,475

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$17,259	$7,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION
Organization

BH/RE, L.L.C. (“BH/RE” or the “Company”)  is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”), is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are newly formed Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner is the owner of the parcel of land  (the “Timeshare Parcel”) that is currently subject to the Timeshare Purchase Agreement between dated December 10, 2004, OpBiz and Westgate Resorts, LLC (“Westgate”) whereby Westgate plans to develop, market, manage and sell timeshare units on the land adjacent to the PH Resort. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and is currently completing a renovation project on the property. On April 17, 2007, the property officially began operation as the PH Resort. In connection with the acquisition of the resort, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel (the “Hotel”) that comprises a portion of the PH Resort.

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2007, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from management’s estimates.

To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at March 31, 2007 and December 31, 2006 was approximately $24.8 million and $18.3 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $97.9 million and $128.0 million at March 31, 2007 and December 31, 2006, respectively, which represents the remaining cash commitments for the planned renovations to the Aladdin and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement,  if the cost of the renovation does not exceed the current budget.

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

The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company’s condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, are based on the independent third party appraisal.

Capitalized Interest

The interest cost associated with the renovation project is capitalized and added to the cost of the project. Interest capitalization will cease once the project is substantially complete. The Company capitalizes interest expense on amounts expended on the project at the Company’s cost of borrowed money for the period. Capitalized interest approximated $4.5 million and $3.2 million as of March 31, 2007 and December 31, 2006, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $12.9 million and $14.8 million as of March 31, 2007 and December 31, 2006, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at March 31, 2007, had a net book value of approximately $1.0 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at March 31, 2007. The customer list is being amortized using the straight-line method over a useful life of 4 years. Amortization expense was approximately $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement (each as defined in Note 5 to the Condensed Consolidated Financial Statements), the restructuring parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 5. Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations. The interest rate cap is included in other assets in the accompanying financial statements at a value of $0.1 million as of March 31, 2007. As of December 31, 2006, the value of the interest rate cap was $0.2 million.

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

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Rooms	$955	$982
Food and Beverage	1,961	2,525
Other	6	337
Total cost of promotional allowances	$2,922	$3,844

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.7 million and $1.6 million as of March 31, 2007 and December 31, 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.

Income Taxes

The condensed consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as a divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I, and TSP Owner, a wholly owned subsidiary of PH Fee Owner, will also be subject to federal income taxes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007 as required, and did not recognize an impact on the Company’s financial statements.  Further discussion regarding the adoption of FIN 48 can be found in Note 8 to the Condensed Consolidated Financial Statements.

Membership Interests

As of March 31, 2007, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures above fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of SFAS 157 will have a material impact on the financial statements of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issues for fiscal years beginning after November 15, 2007.  The Company has  not yet determined the effect on our financial statements, if any, upon adoption of SFAS 159.

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	March 31 2007	December 31, 2006
	(unaudited)
Casino	$9,858	$9,972
Hotel	9,113	8,014
Other	1,306	1,487
	20,277	19,473
Allowance for doubtful accounts	(7,152)	(6,556)
Receivables, net	$13,125	$12,917

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Land	$97,979	$97,979
Building and improvements	431,515	367,663
Furniture, fixtures and equipment	46,758	36,444
Construction in progress	28,007	72,044
	604,259	574,130
Accumulated depreciation	(58,293)	(50,076)
Property and equipment, net	$545,966	$524,054

The $98 million land value includes $29.5 million allocated to the Timeshare Land.

Depreciation expense was approximately $8.2 million and $5.7 million for the three months ended March 31, 2007 and 2006, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
$820 million Loan Agreement	$772,742	$759,670
Northwind Aladdin obligation under capital lease	30,529	30,907
Total long-term debt	803,271	790,577
Current portion of long-term debt	(1,638)	(1,592)
Total long-term debt, net	$801,633	$788,985

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into the Loan Agreement  (the “Loan Agreement”) with Column Financial, Inc. (the “Lender”) for a mortgage Loan in the principal amount of up to $820 million (the “Loan”). The Loan Agreement provides for an initial disbursement in the amount of $759.7 million and a future funding in the amount of up to $60.3 million. The Loan Agreement is secured by a deed of trust on the PH Resort, a deed of trust on the Timeshare Parcel, and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% (8.57% and 8.60% at March 31, 2007 and December 31, 2006, respectively) with a .25% ticking fee on available but un-advanced future funding. The Loan Agreement does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan Agreement requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

In connection with the Loan Agreement, using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the “Lenders”) and The Bank of New York, Asset Solution Division (the “Senior Agent”) were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

In addition, in connection with the Loan Agreement, a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the investors thereto (the “Investors”), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity was completed. Loan proceeds were used to redeem in full the Notes.

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

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors upon approval by the Nevada gaming authorities. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase 17.5% of either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants  and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

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

On November 30, 2006, BH/RE entered into an Indemnification Agreement with the Investors, pursuant to which we agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $2.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

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

There is $0.1 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2007 and 2006.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

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

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a  separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and will begin paying fees pursuant to the licensing agreement as of that date. As of March 31, 2007, no licensing fees have been paid to Planet Hollywood for the use of its trademarks and service marks.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.6 million for the three months ended March 31, 2007 and 2006, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, will operate a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV will pay OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. As of March 31, 2007, no rent has been paid to OpBiz because Planet Dailies had not yet commenced its business operations in the leased space.  The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms.  The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, will operate a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich will pay OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. As of March 31, 2007, no rent has been paid to OpBiz because Earl of Sandwich has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl’s children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

Guaranty Agreement

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (see Note 5.—Long-Term Debt). In exchange for executing the Guaranty, OpBiz and PH Fee Owner agreed to pay Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz achieves certain debt service coverage ratios defined in the Loan Agreement.

Aircraft Charter Arrangements

In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter.  The Company currently utilizes several different third party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location.  One or more affiliates of BH/RE has placed an owned aircraft in service with one such vendor.  From time to time the Company may utilize the services of this vendor which may involve the affiliates owned aircraft; provided that the rate charged for that aircraft shall be at arms  length and fair market for similar aircraft.

8.                                      INCOME TAXES

The condensed consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I and TSP Owner, a wholly owned subsidiary of PH Fee Owner will also be subject to federal income taxes.

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007.  No amounts are being presented as an uncertain tax position.   The Company recognizes penalties and interest as a component of income tax expense.  We do not expect any penalty assessment associated with our adoption of FIN 48 and do not expect any significant increases or decreases to amounts of unrecognized tax benefits for the next twelve months.  We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003.

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

Theater Lease

On December 16, 2004, OpBiz entered into a long-term lease agreement whereby CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 (“CCE”) renovated and is operating a showroom on the mezzanine level and the 7,500 seat theater located at the PH Resort.  CCE has the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

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

Capitalized Interest

The interest cost associated with the renovation project is capitalized and added to the cost of the project.  Interest capitalization will cease once the project is substantially complete.  The Company capitalizes interest expense on amounts expended on the project at the Company’s cost of borrowed money for the period.  Capitalized interest approximated $4.5 million and $3.2 million as of March 31, 2007 and December 31, 2006, respectively.

Derivative Instruments and Hedging Activities

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

Income Taxes

The condensed consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II,  wholly-owned subsidiaries of MezzCo, will be treated as divisions of MezzCo for federal income tax purposes, and accordingly, will also be subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I and TSP Owner, a wholly owned subsidiary of PH Fee Owner will also be subject to federal income taxes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007 as required, and did not recognize an impact on the Company’s financial statements.

Membership Interests

As of March 31, 2007, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures above fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe the adoption of SFAS 157 will have a material impact on the financial statements of the Company.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issues for fiscal years beginning after November 15, 2007.  The Company has  not yet determined the effect on our financial statements, if any, upon adoption of SFAS 159.
Results of Operations

The following table highlights the results of operations for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2007	2006	Change

Net revenues	$63,587	$73,481	(13.5)%
Operating expenses:
Casino	15,421	17,887	(13.8)%
Hotel	11,000	9,915	10.9%
Food and beverage	9,262	11,806	21.5%
Other	273	2,324	(88.3)%
Selling, general and administrative	19,333	17,645	9.6%
Depreciation and amortization	8,384	5,691	47.3%
Operating income	$(86)	$8,213	(101.0)%

Net revenues for the three months ended March 31, 2007 declined when compared to the three months ended March 31, 2006. The on-going renovation project was the primary reason for the decline in revenues throughout the property. Operating income and operating margin also declined as a result of the disruption which include limited access to the property from the Las Vegas Boulevard and mall entries and the lack of amenities as we complete the renovation of the property. On April 17, 2007, we officially began operation as the PH Resort with substantially all of the interior renovations complete with work on the exterior façade and plaza expected to continue through the end of the third quarter 2007.

The following table highlights the various sources of our revenues and expenses for the three months ended March 31, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2007	2006	Change

Casino revenues	$23,857	$29,825	(20.0)%
Casino expenses	15,421	17,887	(13.8)%
Margin	35.4%	40.0%

Hotel revenues	$30,857	$29,194	5.7%
Hotel expenses	11,000	9,915	10.9%
Margin	64.4%	66.0%

Food and beverage revenues	$12,039	$16,651	(27.7)%
Food and beverage expenses	9,262	11,806	(21.5)%
Margin	23.1%	29.1%

Other revenues	$1,698	$4,144	(59.0)%
Other expenses	273	2,324	(88.3)%
Margin	83.9%	43.9%

Selling, general and administrative expenses	$19,333	$17,645	9.6%
Percent of net revenues	30.4%	24.0%

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

Casino revenues decreased 20.0% to $23.9 million for the three months ended March 31, 2007, as compared to $29.8 million for the three months ended March 31, 2006. Table games revenue for the three months ended March 31, 2007, decreased by approximately $3.5 million as compared to the three months ended March 31, 2006. Drop for the three months ended March 31, 2007 declined $18.8 million or 26.8% when compared to the same three month period in prior year mainly attributed to the decline in play while the renovation is underway including the temporary lack of food and beverage and entertainment amenities which affected our ability to attract customers.  Slot revenue for the three months ended March 31, 2007 decreased approximately $3.9 million when compared to the same three month period in prior year. Slot handle for the three months ended March 31, 2007 declined $59.0 million or 22.9% when compared to the same three month period in prior year attributable to the loss of foot traffic from the Las Vegas Boulevard and mall entries which have been intermittently closed during the renovation of the façade.  Combined revenues from the race and sports book, poker and keno for the three months ended March 31, 2007 decreased by $0.1 million or 8.8% when compared to the three month period ended March 31, 2006 primarily due to a decrease in race and sports book revenue driven by its move to a temporary location on the mezzanine level.

Casino expenses decreased 13.8% to $15.4 million for the three months ended March 31, 2007, as compared to $17.9 million for the three months ended March 31, 2006. Operating margin declined 4.6% when comparing the same three month periods. The decline in operating margin was mainly attributable to the addition of promotional offers and events intended to maintain revenue during the renovation period.

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

Hotel revenues of $30.9 million for the three months ended March 31, 2007 were 5.7% higher than the three months ended March 31, 2006. Hotel occupancy increased 2.0% to 97.7% when compared to the same three month period in the prior year. Average daily room rates also increased to $135 for the three months ended March 31, 2007 compared to $131 for the three months ended March 31, 2006. We were able to maintain hotel revenues during the renovation period due to continued strong demand for rooms in the Las Vegas market and the improved marketing channels of Starwood.

Hotel expenses increased 10.9% to $11.0 million for the three months ended March 31, 2007, as compared to $9.9 million for the three months ended March 31, 2006. Operating margin declined 1.6% for the three month period ended March 31, 2007 when compared to the same three month period in the previous year. The increase in expenses and resulting decline in operating margin were mainly attributable to increased marketing and promotional expense to maintain the occupancy during the renovation period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 27.7% to $12.0 million for the three months ended March 31, 2007, as compared to $16.7 million for the three months ended March 31, 2006. Food revenue declined $4.7 million when compared to the same three month period in the previous year as a result of the closing of outlets for turnover to tenants.  The PH Resort will operate the buffet, room service and banquets with all remaining food outlets being leased to third party operators.  Beverage revenue declined $0.5 million when compared to the same three month period in the previous year due to the temporary disruption and relocation of bars during the renovation.

Food and beverage expenses decreased 21.5% to $9.3 million for the three months ended March 31, 2007, as compared to $11.8 million for the three months ended March 31, 2006. Operating margin declined 6% when compared to the same three month period in previous year. The decline in operating margin is mainly attributed to the additional expense associated with the transition of the property to the PH Resort.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 59.0% to $1.7 million for the three months ended March 31, 2007, as compared to $4.1 million for the three months ended March 31, 2006. The decline in other revenue is primarily due to the transition of entertainment operations to a third party operator.  A third party operator is currently running the showroom and TPA operations.

Other expenses declined 88.3% to $0.3 million for the three months ended March 31, 2007, as compared to $2.3 million for the three months ended March 31, 2006.  The decline in other expenses is also due to the elimination of entertainment expense as a result of the transition of the operation to a third party.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 9.6% to $19.3 million for the three months ended March 31, 2007, as compared to $17.6 million for the three months ended March 31, 2006.  As a percentage of net revenue, SG&A expenses increased to 30.4% for the three months ended March 31, 2007 as compared to 24% for the three months ended March 31, 2006. The increase in SG&A expenses as a percentage of net revenue was mainly due to maintenance of marketing and fixed administrative expenses as we complete the transition of the property into the PH Resort.

Depreciation and Amortization

Depreciation and amortization expense of $8.4 million for the three months ended March 31, 2007 increased when compared to $5.7 million in expense for the three months ended March 31, 2006. The increase in depreciation expense is a direct result of the additional assets placed in service as the areas of renovation are complete.

Net Interest Expense

Net interest expense increased to $17.7 million for the three months ended March 31, 2007, as compared to $14.6 million for the three months ended March 31, 2006. The increase in net interest expense is directly attributed to the increase in LIBOR for the comparable three month periods, which is used to calculate interest expense on the Loan Agreement. Capitalized interest expense approximated $1.3 million and $0.3 million for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we utilized cash flows from operating activities of approximately $14.4 million and had a balance of $24.0 million in cash and cash equivalents as of March 31, 2007. We also had current restricted cash and cash equivalents of approximately $24.8 million and long-term restricted cash and cash equivalents of approximately $97.9 million at March 31, 2007. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining costs associated with the renovation of the Aladdin to the PH Resort and the interest reserve account balance which will be released once certain debt service coverage rations are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for 2007 are expected to include (i) up to approximately $76.6 million in capital expenditures related to the renovation project, (ii) approximately $8.7 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (iii) up to approximately $50.7 million in interest payments on our debt.

We believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and available future financing under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for at least the next twelve months of operations.

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

In connection with the Loan Agreement, we have, using the proceeds from the Loan, repaid in full all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the “Lenders”) and The Bank of New York, Asset Solution Division (the “Senior Agent”). Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at March 31, 2007 would increase the annual interest cost by approximately $5.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BH/RE, L.L.C.

May 15, 2007	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.