Form 10-Q
period 2007-06-30
BH RE LLC
filed 2007-08-14
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,327	$25,640
Receivables, net	13,419	12,917
Inventories	1,422	1,656
Prepaid expenses	5,177	8,111
Deposits and other current assets	1,407	1,564
Restricted cash and cash equivalents	23,317	18,341
Total current assets	72,069	68,229

Property and equipment, net	552,294	524,054
Restricted cash and cash equivalents	85,752	128,049
Other assets, net	12,331	16,862
Total assets	$722,446	$737,194

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,686	$1,592
Accounts payable	12,966	15,349
Accrued payroll and related	12,388	12,573
Accrued interest payable	6,761	6,059
Accrued taxes	2,558	2,526
Accrued expenses	7,497	6,270
Deposits	4,580	5,752
Other current liabilities	7,103	7,519
Due to affiliates	1,875	1,425
Total current liabilities	57,414	59,065

Long-term debt, less current portion	811,591	788,985
Other long-term liabilities	4,117	4,117
Total liabilities	873,122	852,167

Commitments and contingencies

Minority interest	(8,392)	(3,034)

Members’ equity (deficit):
Members’ equity	21,500	21,500
Accumulated deficit	(163,784)	(133,439)
Total members’ equity (deficit)	(142,284)	(111,939)
Total liabilities and members’ equity (deficit)	$722,446	$737,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Operating revenues:
Casino	$26,405	$25,677
Hotel	29,054	28,665
Food and beverage	12,442	15,619
Other	1,863	4,020
Gross revenues	69,764	73,981
Promotional allowances	(4,932)	(5,478)
Net revenues	64,832	68,503

Operating costs and expenses:
Casino	16,473	17,330
Hotel	11,353	10,396
Food and beverage	9,013	12,024
Other	311	1,668
Selling, general and administrative	20,356	18,747
Depreciation and amortization	7,507	5,595
	65,013	65,760

Operating (loss) income	(181)	2,743

Other income (expense):
Interest expense, net	(17,687)	(13,263)
Minority interest	2,680	1,580
Loss on warrant valuation	—	(13)
	(15,007)	(11,696)

Pre-tax loss	(15,188)	(8,953)
Provision for income taxes	—	—
Net loss	$(15,188)	$(8,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Operating revenues:
Casino	$50,263	$55,502
Hotel	59,912	57,859
Food and beverage	24,481	32,270
Other	3,561	8,164
Gross revenues	138,217	153,795
Promotional allowances	(9,796)	(11,810)
Net revenues	128,421	141,985

Operating costs and expenses:
Casino	31,894	35,217
Hotel	22,353	20,311
Food and beverage	18,275	23,830
Other	585	3,992
Selling, general and administrative	39,690	36,392
Depreciation and amortization	15,891	11,286
	128,688	131,028

Operating (loss) income	(267)	10,957

Other income (expense):
Interest expense, net	(35,436)	(27,909)
Minority interest	5,358	2,551
Loss on warrant valuation	—	(9)
	(30,078)	(25,367)

Pre-tax loss	(30,345)	(14,410)
Provision for income taxes	—	—
Net loss	$(30,345)	$(14,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(30,345)	$(14,410)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,891	11,286
Amortization of debt discount and issuance costs	3,893	3,442
Minority interest	(5,358)	(2,551)
Change in value of warrants	—	226
Changes in assets and liabilities:
Receivables, net	(502)	5,926
Inventories and prepaid expenses	3,168	1,142
Restricted cash and cash equivalents	(4,976)	—
Deposits and Other assets	660	1,037
Accounts payable	(2,383)	438
Accrued expenses and other current liabilities	439	(3,384)
Net cash (used in) provided by operating activities	(19,513)	3,152
Cash flows from investing activities:
Purchases of property and equipment	(43,797)	(16,762)
Restricted cash and cash equivalents	42,297	13,159
Net cash used in investing activities	(1,500)	(3,603)
Cash flows from financing activities:
Borrowings under Loan Agreement	23,466	—
Payable-in-kind interest added to debt principal	—	8,330
Payments under CUP financing	(766)	(684)
Payments under bank facility	—	(788)
Net cash provided by financing activities	22,700	6,858
Cash and cash equivalents:
Increase in cash and cash equivalents	1,687	6,407
Balance, beginning of period	25,640	41,419
Balance, end of period	$27,327	$47,826

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$35,145	$16,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION
Organization

BH/RE, L.L.C. (“BH/RE” or the “Company”)  is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) are wholly owned subsidiaries of MezzCo. PH Mezz I LLC (“PH Mezz I”), is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are  Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets, and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner is the owner of the parcel of land  (the “Timeshare Parcel”) that is currently subject to the Timeshare Purchase Agreement dated December 10, 2004, between OpBiz and Westgate Resorts, LLC (“Westgate”) whereby Westgate plans to develop, market, manage and sell timeshare units on the land adjacent to the PH Resort. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

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

BH/RE is a Nevada limited liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. (“Bay Harbour Management”). BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. Bay Harbour Management is an investment management firm. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl’s children, and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2007, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from management’s estimates.

To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at June 30, 2007 and December 31, 2006 was approximately $23.3 million and $18.3 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $85.8 million and $128.0 million at June 30, 2007 and December 31, 2006, respectively, which represents the remaining cash commitments for the planned renovations to the Aladdin and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement,  if the cost of the renovation does not exceed the current budget.

Accounts Receivable

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages, which are based on historical collections, to aged account balances under a specific dollar amount and specifically analyzes the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

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

Capitalized Interest

The interest cost associated with the renovation project is capitalized and added to the cost of the project. Interest capitalization will cease once the project is substantially complete. The Company capitalizes interest expense on amounts expended on the project at the Company’s cost of borrowed money for the period. Capitalized interest approximated $6.2 million and $3.2 million as of June 30, 2007 and December 31, 2006, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $11.0 million and $14.8 million as of June 30, 2007 and December 31, 2006, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at June 30, 2007, had a net book value of approximately $.8 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at June 30, 2007. The customer list is being amortized using the straight-line method over a useful life of 4 years.

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

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations. The interest rate cap is included in other assets in the accompanying financial statements at a value of $0.1 million as of June 30, 2007. As of December 31, 2006, the value of the interest rate cap was $0.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rooms	$924	$920	$1,880	$1,902
Food and Beverage	2,340	2,297	4,302	4,822
Other	5	338	10	675
Total cost of promotional allowances	$3,269	$3,555	$6,192	$7,399

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.8 million and $1.6 million as of June 30, 2007 and December 31, 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $2.0 million and $3.0 million for the three and six months ended June 30, 2007, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2006, respectively.

Membership Interests

As of June 30, 2007, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures above fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is currently evaluating the impact SFAS 157 will have on the financial statements of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issues for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159 will have on the financial statements of the Company.

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Casino	$9,630	$9,972
Hotel	9,218	8,014
Other	1,882	1,487
	20,730	19,473
Allowance for doubtful accounts	(7,311)	(6,556)
Receivables, net	$13,419	$12,917

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Land	$97,979	$97,979
Building and improvements	442,990	367,663
Furniture, fixtures and equipment	56,447	36,444
Construction in progress	20,511	72,044
	617,927	574,130
Accumulated depreciation	(65,633)	(50,076)
Property and equipment, net	$552,294	$524,054

The $98 million land value includes $29.5 million allocated to the Timeshare Land.

Depreciation expense was approximately $7.5 million and $15.9 million for the three and six months ended June 30, 2007, respectively, and $5.6 million and $11.3 million for the three and six months ended June 30, 2006, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
$820 million Loan Agreement	$783,136	$759,670
Northwind Aladdin obligation under capital lease	30,141	30,907
Total long-term debt	813,277	790,577
Current portion of long-term debt	(1,686)	(1,592)
Total long-term debt, net	$811,591	$788,985

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

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% (8.57% and 8.60% at June 30, 2007 and December 31, 2006, respectively) with a .25% ticking fee on available but un-advanced future funding. The Loan Agreement does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan Agreement requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however, the liability of each of them was limited to (i) the liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

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

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase 17.5% of either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants  and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

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

6.                                      MEMBERSHIP INTERESTS

The non-voting interests in BH/RE are owned 40.75% by BHCH I, 18.50% by BHCH II and 40.75% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl’s investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl’s children, and affiliates of Bay Harbour Management own substantially all of the equity of Planet Hollywood.

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $2.7 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $5.4 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.

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

There is $0.1 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and six months ended June 30, 2007, respectively.

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

	Three and Six Months Ended June 30, 2007	Three and Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a  separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $0.6 million for the three and six months ended June 30, 2007.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.5 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively, and $5.1 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, will operate a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV will pay OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms.  The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.  Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.1 million for the three and six months ended June 30, 2007.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, will operate a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich will pay OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. As of June 30, 2007, no rent has been paid to OpBiz because Earl of Sandwich has not yet commenced its business operations in the leased space. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

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

Aircraft Charter Arrangements

In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter.  The Company currently utilizes several different third party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location.  One or more affiliates of BH/RE has placed an owned aircraft in service with one such vendor.  From time to time, the Company may utilize the services of this vendor which may involve the affiliates’ owned aircraft provided that the rate charged for that aircraft shall be at arms  length and fair market for similar aircraft.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  Only tax positions that meet the more-likely-than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.  In addtion, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

At the time FIN 48 became effective, the Company had $1.8 million of uncertain tax benefits.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing valuation allowance.  Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications.  Absent the existing valuation allowance, $0.3 million of uncertain tax benefits would affect the effective tax rate.  The Company recognizes penalties and interest as a component of income tax expense.  We do not expect any penalty assessment associated with our adoption of FIN 48 and do not expect any significant increases or decreases to amounts of unrecognized tax benefits for the next twelve months.  We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003.

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

10.                               SUBSEQUENT EVENT

On July 17, 2007, OpBiz and PH Fee Owner (collectively, the “Borrower”) entered into an Amendment (the “Amendment”) to their existing Loan Agreement with Column Financial, Inc.  The Amendment provides for the immediate funding of the balance of Future Funding that was available under the Loan Agreement to a reserve account to be drawn by Borrower in accordance with the terms of the Loan Agreement and establishes an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”).

Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension.  The Amendment permits Borrower to repay amounts advanced under Future Funding Tranche B with funds from certain reserves established under the original Loan Agreement.  The Amendment is subject to administrative approval by the Nevada gaming authorities.

In addition, in connection with the Amendment, MezzCo, EquityCo and the Investors named in the A&R Investor Rights Agreement entered into an amendment to the A&R Investor Rights Agreement and agreed to further amend and restate, and reissue, the A&R Warrants issued to the Investors pursuant to which MezzCo issued warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity.   The A&R Warrants will remain exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. The A&R Investor Rights Agreement and the A&R Warrants were amended to permit Borrower to incur the additional Future Funding Tranche B debt, but provide that  the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events in connection with the use of Tranche B Future Funding as described in the Investor Rights Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006.

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

Capitalized Interest

The interest cost associated with the renovation project is capitalized and added to the cost of the project.  Interest capitalization will cease once the project is substantially complete.  The Company capitalizes interest expense on amounts expended on the project at the Company’s cost of borrowed money for the period.  Capitalized interest approximated $6.2 million and $3.2 million as of June 30, 2007 and December 31, 2006, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $11.0 million and $14.8 million as of June 30, 2007 and December 31, 2006, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at June 30, 2007, had a net book value of approximately $.8 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at June 30, 2007. The customer list is being amortized using the straight-line method over a useful life of 4 years.

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

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations. The interest rate cap is included in other assets in the accompanying financial statements at a value of $0.1 million as of June 30, 2007. As of December 31, 2006, the value of the interest rate cap was $0.2 million.

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

Membership Interests

As of June 30, 2007, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures above fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is currently evaluating the impact SFAS 157 will have on the financial statements of the Company.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issues for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS 159 will have on the financial statements of the Company.
Results of Operations

The following table highlights the results of operations for the three and six months ended June 30, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2007	2006	Change	2007	2006	Change
Net Revenues	$64,832	$68,503	-5.4%	$128,421	$141,985	-9.6%
Operating Expenses:
Casino	16,473	17,330	-4.9%	31,894	35,217	-9.4%
Hotel	11,353	10,396	9.2%	22,353	20,311	10.1%
Food and Beverage	9,013	12,024	-25.0%	18,275	23,830	-23.3%
Other	311	1,668	-81.4%	585	3,992	-85.3%
Selling, general and adminstrative	20,356	18,747	8.6%	39,690	36,392	9.1%
Depreciation and amortization	7,507	5,595	34.2%	15,891	11,286	40.8%
Operating (Loss) Income	$(181)	$2,743	-106.6%	$(267)	$10,957	-102.4%

Net revenues for the three and six months ended June 30, 2007 declined when compared to the three and six months ended June 30, 2006. The on-going renovation project was the primary reason for the decline in revenues throughout the property. Operating income and operating margin also declined as a result of the disruption which include limited access to the property from the Las Vegas Boulevard and mall entries and the lack of amenities as we complete the renovation of the property. On April 17, 2007, we officially began operation as the PH Resort with substantially all of the interior renovations complete with work on the exterior façade and plaza expected to continue through the end of the third quarter 2007.

The following table highlights the various sources of our revenues and expenses for the three and six months ended June 30, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2007	2006	Change	2007	2006	Change
Casino revenues	$26,405	$25,677	2.8%	$50,263	$55,502	-9.4%
Casino expenses	16,473	17,330	-4.9%	31,894	35,217	-9.4%
Margin	37.6%	32.5%		36.5%	36.5%
Hotel revenues	$29,054	$28,665	1.4%	$59,912	$57,859	3.5%
Hotel expenses	11,353	10,396	9.2%	22,353	20,311	10.1%
Margin	60.9%	63.7%		62.7%	64.9%
Food and beverage revenues	$12,442	$15,619	-20.3%	$24,481	$32,270	-24.1%
Food and beverage expenses	9,013	12,024	-25.0%	18,275	23,830	-23.3%
Margin	27.6%	23.0%		25.4%	26.2%
Other revenues	$1,863	$4,020	-53.7%	$3,561	$8,164	-56.4%
Other expenses	311	1,668	-81.4%	585	3,992	-85.3%
Margin	83.3%	58.5%		83.6%	51.1%
Selling, general and administrative expenses	$20,356	$18,747	8.6%	$39,690	$36,392	9.1%
% of revenue	29.2%	25.3%		28.7%	23.7%

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

Casino revenues increased 2.8% to $26.4 million for the three months ended June 30, 2007, as compared to $25.7 million for the three months ended June 30, 2006. Table games revenue for the three months ended June 30, 2007 increased by approximately $1.2 million as compared to the three months ended June 30, 2006. Table drop for the three months ended June 30, 2007 declined $5.9 million or 10.5% when compared to the same three month period in the prior year, mainly attributed to the decline in play while the renovation is underway, including the temporary lack of food and beverage and entertainment amenities which affected our ability to attract customers.  Table win percentage for the three months ended June 30, 2007 was approximately 3.5% higher than the same three month period in the prior year offsetting the decline in drop which resulted in the overall revenue increase.  Slot revenue for the three months ended June 30, 2007 decreased approximately $0.7 million when compared to the same three month period in the prior year. Slot handle for the three months ended June 30, 2007 declined $11.6 million or 5.0% when compared to the same three month period in the prior year attributable to the loss of foot traffic from the Las Vegas Boulevard and mall entries which have been intermittently closed during the renovation of the façade.  Combined revenues from the race and sports book, poker and keno for the three months ended June 30, 2007 decreased by $0.2 million or 17.4% when compared to the three month period ended June 30, 2006 primarily due to a decrease in race and sports book revenue driven by its move to a temporary location on the mezzanine level.

Casino expenses decreased 4.9% to $16.5 million for the three months ended June 30, 2007, as compared to $17.3 million for the three months ended June 30, 2006. Operating margin increased 5.1% when comparing the same three month periods. The decrease in expenses and increase in operating margin is mainly attributable to expense reductions commensurate with revenue declines during the renovation period.

Casino revenues decreased 9.4% to $50.3 million for the six months ended June 30, 2007, as compared to $55.5 million for the six months ended June 30, 2006.  Table games revenue for the six months ended June 30, 2007 decreased by approximately $1.7 million as compared to the six months ended June 30, 2006. Table games drop declined approximately 19.6% for the six month period ended June 30, 2007 when compared to the same six month period in prior year. Overall table win percentage increased by 1.6% when compared to the same six month period in prior year. Slot revenue for the six months ended June 30, 2007 decreased approximately $4.0 million when compared to the same six month period in prior year. Slot handle declined approximately 14.4%. Combined revenues from the race and sports book, poker and keno decreased by $0.3 million or 12.7% when compared to the six month period ended June 30, 2006.   The declines in casino revenue are attributed to the renovation project which has resulted in a temporary lack of amenities to attract gaming customers and the loss of foot traffic from Las Vegas Boulevard while the façade work is underway.

Casino expenses decreased 9.4% to $31.9 million for the six months ended June 30, 2007, as compared to $35.2 million for the six months ended June 30, 2006. Operating margin remained consistent at 36.5% when comparing the same six month periods. During the renovation period, we have implemented additional promotional offers and events to assist in maintaining business levels.

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

Hotel revenues of $29.0 million for the three months ended June 30, 2007 were 1.4% higher than the three months ended June 30, 2006. Hotel occupancy decreased 0.3% to 98.5% when compared to the same three month period in the prior year. Average daily room rates increased to $130 for the three months ended June 30, 2007 compared to $123 for the three months ended June 30, 2006.

Hotel expenses increased 9.2% to $11.4 million for the three months ended June 30, 2007, as compared to $10.4 million for the three months ended June 30, 2006. Operating margin declined 2.8% for the three month period ended June 30, 2007 when compared to the same three month period in the previous year. The increase in expenses and resulting decline in operating margin were mainly attributable to increased marketing and promotional expense to maintain the occupancy during the renovation period.

Hotel revenues of $59.9 million for the six months ended June 30, 2007, were 3.5% higher than the six months ended June 30, 2006. Hotel occupancy percentage was 98.1% for the six months ended June 30, 2007, as compared to 97.3% for the six months ended June 30, 2006. Average daily room rates increased to $133 for the six months ended June 30, 2007, as compared to $127 for the six months ended June 30, 2006.

Hotel expenses increased 10.1% to $22.4 million for the six months ended June 30, 2007, as compared to $20.0 million for the six months ended June 30, 2006. Operating margin decreased 2.2 percentage points over the same six month period.  Increased marketing and promotional expenses have been necessary to maintain the average daily rate and occupancy, particularly during the renovation period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 20.3% to $12.4 million for the three months ended June 30, 2007, as compared to $15.6 million for the three months ended June 30, 2006. Food revenue declined $3.3 million when compared to the same three month period in the previous year as a result of the closing of outlets for turnover to tenants.  The PH Resort will operate the buffet, room service and banquets with all remaining food outlets being leased to third party operators.  Beverage revenue declined $0.2 million when compared to the same three month period in the previous year due to the temporary disruption and relocation of bars during the renovation.

Food and beverage expenses decreased 25.0% to $9.0 million for the three months ended June 30, 2007, as compared to $12.0 million for the three months ended June 30, 2006. Operating margin increased 4.6% when compared to the same three month period in previous year. The expense reduction and operating margin increase is consistent with the transition from in-house food operations to leased outlets operated by third parties.

Food and beverage revenues decreased 24.1% to $24.5 million for the six months ended June 30, 2007, as compared to the $32.3 million for the six months ended June 30, 2006.

Food and beverage expenses decreased 23.3% to $18.3 million for the six months ended June 30, 2007, as compared to $32.3 million for the six months ended June 30, 2006. Food and beverage margins decreased 0.8 percentage points in comparing the same six month periods.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 53.7% to $1.9 million for the three months ended June 30, 2007, as compared to $4.0 million for the three months ended June 30, 2006 and decreased 56.4% to $3.6 million for the six months ended June 30, 2007, as compared to $8.2 million for the six months ended June 30, 2006. The decline in other revenue is primarily due to the transition of entertainment operations to a third party operator.  A third party operator is currently running the showroom and TPA operations.

Other expenses declined 81.43% to $0.3 million for the three months ended June 30, 2007, as compared to $1.7 million for the three months ended June 30, 2006 and decreased 85.3% to $0.6 million for the six months ended June 30, 2007, as compared to $4.0 million for the six months ended June 30, 2006. The decline in other expenses is also due to the elimination of entertainment expense as a result of the transition of the operation to a third party.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 8.6% to $20.4 million for the three months ended June 30, 2007, as compared to $18.7 million for the three months ended June 30, 2006.  As a percentage of revenue, SG&A expenses increased to 29.2% for the three months ended June 30, 2007 as compared to 25.3% for the three months ended June 30, 2006. SG&A expenses increased 9.1% to $39.7 million for the six months ended June 30, 2007, as compared to $36.4 million for the six months ended June 30, 2006. SG&A expenses as a percentage of revenues increased 5.0% for the six months ended June 30, 2007. The increase in SG&A expenses is mainly due to the maintenance of marketing and fixed administrative expenses as we complete the transition of the property into the PH Resort.

Depreciation and Amortization

Depreciation and amortization expense of $7.5 million for the three months ended June30, 2007 increased when compared to $5.6 million in expense for the three months ended June 30, 2006. Depreciation and amortization expense of $15.9 million for the six months ended June 30, 2007 increased when compared to $11.3 million in expense for the six months ended June 30, 2006. The increase in depreciation expense is a direct result of the additional assets placed in service as the areas of renovation are complete.

Net Interest Expense

Net interest expense increased to $17.7 million for the three months ended June 30, 2007, as compared to $13.3 million for the three months ended June 30, 2006.  Net interest expense increased to $35.4 million for the six months ended June 30, 2007, as compared to $27.9 million for the six months ended June 30, 2006.  The increase in interest expense is directly related to the increased outstanding principal balance on our debt as discussed in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we utilized cash flows from operating activities of approximately $19.5 million and had a balance of $27.3 million in cash and cash equivalents as of June 30, 2007. We also had current restricted cash and cash equivalents of approximately $23.3 million and long-term restricted cash and cash equivalents of approximately $85.8 million at June 30, 2007. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining costs associated with the renovation of the Aladdin to the PH Resort and the interest reserve account balance which will be released once certain debt service coverage rations are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for the remainder of 2007 are expected to include (i) up to approximately $66.8 million in capital expenditures related to the renovation project, (ii) approximately $6.3 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (iii) up to approximately $35.6 million in interest payments on our debt.

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

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however, the liability of each of them was limited to (i) the liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

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

Pursuant to the Restructuring Agreement, the restructuring parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

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

On July 17, 2007, OpBiz and PH Fee Owner (collectively, the “Borrower”) entered into an Amendment (the “Amendment”) to their existing Loan Agreement with Column Financial, Inc.  The Amendment provides for the immediate funding of the balance of Future Funding that was available under the Loan Agreement to a reserve account to be drawn by Borrower in accordance with the terms of the Loan Agreement and establishes an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”).

Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension.  The Amendment permits Borrower to repay amounts advanced under Future Funding Tranche B with funds from certain reserves established under the original Loan Agreement.  The Amendment is subject to administrative approval by the Nevada gaming authorities.

In addition, in connection with the Amendment, MezzCo, EquityCo and the Investors named in the A&R Investor Rights Agreement entered into an amendment to the A&R Investor Rights Agreement and agreed to further amend and restate, and reissue, the A&R Warrants issued to the Investors pursuant to which MezzCo issued warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity.   The A&R Warrants will remain exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. The A&R Investor Rights Agreement and the A&R Warrants were amended to permit Borrower to incur the additional Future Funding Tranche B debt, but provide that  the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events in connection with the use of Tranche B Future Funding as described in the Investor Rights Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at June 30, 2007 would increase the annual interest cost by approximately $4.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 6. EXHIBITS

10.1

Omnibus Amendment of Loan Documents, dated July 17, 2007, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2007)

10.2

First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo, EquityCo and the Mezzanine Investors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2007)

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

BH/RE, L.L.C.

August 14, 2007	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Omnibus Amendment of Loan Documents, dated July 17, 2007, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2007)

10.2

First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo, EquityCo and the Mezzanine Investors. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2007)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.