Form 10-Q
period 2007-09-30
BH RE LLC
filed 2007-11-14
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,154	$25,640
Receivables, net	17,373	12,917
Inventories	1,291	1,656
Prepaid expenses	8,476	8,111
Deposits and other current assets	1,396	1,564
Restricted cash and cash equivalents	28,750	18,341
Total current assets	80,440	68,229

Property and equipment, net	558,997	524,054
Restricted cash and cash equivalents	60,236	128,049
Land receivable	21,344	—
Other assets, net	10,896	16,862
Total assets	$731,913	$737,194

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$1,735	$1,592
Accounts payable	14,126	15,349
Accrued payroll and related	15,048	12,573
Accrued interest payable	7,727	6,059
Accrued taxes	2,396	2,526
Accrued expenses	8,522	6,270
Deposits	5,328	5,752
Other current liabilities	5,588	7,519
Due to affiliates	1,562	1,425
Total current liabilities	62,032	59,065

Long-term debt, less current portion	848,006	788,985
Other long-term liabilities	4,117	4,117
Total liabilities	914,155	852,167

Commitments and contingencies (Note 9)

Minority interest	(13,127)	(3,034)

Members’ deficit:
Members’ equity	21,500	21,500
Accumulated deficit	(190,615)	(133,439)
Total members’ deficit	(169,115)	(111,939)
Total liabilities and members’ deficit	$731,913	$737,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Operating revenues:
Casino	$26,373	$25,099
Hotel	22,113	25,714
Food and beverage	11,307	14,828
Other	2,228	3,084
Gross revenues	62,021	68,725
Promotional allowances	(4,892)	(4,794)
Net revenues	57,129	63,931

Operating costs and expenses:
Casino	17,920	16,459
Hotel	10,263	10,201
Food and beverage	8,841	11,578
Other	307	641
Selling, general and administrative	21,745	20,080
Depreciation and amortization	10,740	5,605
	69,816	64,564

Operating loss	(12,687)	(633)

Other income (expense):
Interest expense, net	(18,881)	(14,190)
Minority interest	4,735	2,220
Loss on warrant valuation	—	33
	(14,146)	(11,937)

Pre-tax loss	(26,833)	(12,570)
Provision for income taxes	—	—
Net loss	$(26,833)	$(12,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Operating revenues:
Casino	$76,636	$80,601
Hotel	82,025	83,572
Food and beverage	35,787	47,099
Other	5,790	11,248
Gross revenues	200,238	222,520
Promotional allowances	(14,689)	(16,604)
Net revenues	185,549	205,916

Operating costs and expenses:
Casino	49,814	51,676
Hotel	32,616	30,512
Food and beverage	27,116	35,408
Other	892	4,633
Selling, general and administrative	61,434	56,472
Depreciation and amortization	26,631	16,891
	198,503	195,592

Operating (loss) income	(12,954)	10,324

Other income (expense):
Interest expense, net	(54,317)	(42,098)
Minority interest	10,093	4,771
Loss on warrant valuation	—	24
	(44,224)	(37,303)

Pre-tax loss	(57,178)	(26,979)
Provision for income taxes	—	—
Net loss	$(57,178)	$(26,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net loss	$(57,178)	$(26,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,631	16,891
Amortization of debt discount and issuance costs	5,085	5,208
Minority interest	(10,093)	(4,771)
Change in value of warrants	—	308
Changes in assets and liabilities:
Receivables, net	(25,799)	5,130
Inventories and prepaid expenses	(2)	546
Restricted cash and cash equivalents	(10,408)	—
Deposits and other assets	718	1,815
Accounts payable	(1,223)	1,123
Accrued expenses and other current liabilities	3,877	1,477
Net cash (used in) provided by operating activities	(68,392)	748
Cash flows from investing activities:
Purchases of property and equipment	(90,571)	(36,286)
Transfer of land	29,500	—
Restricted cash and cash equivalents	67,813	30,001
Net cash provided by (used in) investing activities	6,742	(6,285)
Cash flows from financing activities:
Borrowings under Loan Agreement	60,330	—
Payable-in-kind interest added to debt principal	—	12,775
Payments under CUP financing	(1,166)	(1,040)
Payments under bank facility	—	(1,181)
Net cash provided by financing activities	59,164	10,554
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(2,486)	5,017
Balance, beginning of period	25,640	41,419
Balance, end of period	$23,154	$46,436

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$53,925	$25,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE” or the “Company”) is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) are wholly owned subsidiaries of MezzCo. PH Mezz I LLC (“PH Mezz I”), is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets, and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner is the owner of the parcel of land (the “Timeshare Parcel”) that was sold on September 19, 2007 to Westgate Resorts, LLC (“Westgate”). Westgate plans to develop, market, manage and sell timeshare units on the land adjacent to the PH Resort. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the former Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and is currently completing a renovation project on the property. On April 17, 2007, the property officially began operation as the PH Resort. In connection with the acquisition of the resort, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel (the “Hotel”) that comprises a portion of the PH Resort.

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2007, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from management’s estimates.

To provide an understanding of the methodology management applies, BH/RE’s significant accounting policies and basis of presentation are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at September 30, 2007 and December 31, 2006 was approximately $28.7 million and $18.3 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $60.2 million and $128.0 million at September 30, 2007 and December 31, 2006, respectively, which represents the remaining cash commitments for the planned renovations to the PH Resort and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement,  if the cost of the renovation does not exceed the current budget.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company’s capitalization policy are expensed as incurred. The Company has established its capital expense policy to be reflective of its individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Capitalized Interest

The interest cost associated with the renovation project is capitalized and added to the cost of the project. Interest capitalization will cease once the project is substantially complete. The Company capitalizes interest expense on amounts expended on the project at the Company’s cost of borrowed money for the period. Capitalized interest approximated $8.6 million and $3.2 million as of September 30, 2007 and December 31, 2006, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $9.8 million and $14.8 million as of September 30, 2007 and December 31, 2006, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at September 30, 2007, had a net book value of approximately $0.6 million. The customer list is being amortized using the straight-line method over a useful life of 4 years. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at September 30, 2007.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement (each as defined in Note 5 to the Condensed Consolidated Financial Statements), the restructuring parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 5 -  Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations. The interest rate cap is included in other assets in the accompanying financial statements at a value of $0.1 million as of September 30, 2007. As of December 31, 2006, the value of the interest rate cap was $0.2 million.

Revenue Recognition and Promotional Allowances

Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rooms	$1,087	$905	$2,967	$2,807
Food and Beverage	2,429	2,136	6,731	6,958
Other	9	82	19	757
Total cost of promotional allowances	$3,525	$3,123	$9,717	$10,522

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.7 million and $1.6 million as of September 30, 2007 and December 31, 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $2.0 million and $5.0 million for the three and nine months ended September 30, 2007, respectively, and $0.9 million and $3.2 million for the three and nine months ended September 30, 2006, respectively.

Membership Interests

As of September 30, 2007, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Casino	$10,585	$9,972
Hotel	7,767	8,014
Current portion of land sale receivable	5,062	—
Other	1,591	1,487
	25,005	19,473
Allowance for doubtful accounts	(7,632)	(6,556)
Receivables, net	$17,373	$12,917

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Land	$68,479	$97,979
Building and improvements	475,468	367,663
Furniture, fixtures and equipment	70,197	36,444
Construction in progress	21,058	72,044
	635,202	574,130
Accumulated depreciation	(76,205)	(50,076)
Property and equipment, net	$558,997	$524,054

Depreciation expense was approximately $10.7 million and $26.6 million for the three and nine months ended September 30, 2007, respectively, and $5.6 million and $16.9 million for the three and nine months ended September 30, 2006, respectively.

On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. See Note 9 for additional discussion on the completion of the land sale.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
$860 million Loan Agreement	$820,000	$759,670
Northwind Aladdin obligation under capital lease	29,741	30,907
Total long-term debt	849,741	790,577
Current portion of long-term debt	(1,735)	(1,592)
Total long-term debt, net	$848,006	$788,985

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into the Loan Agreement (the “Loan Agreement”) with Column Financial, Inc. (the “Lender”) for a mortgage loan in the principal amount of up to $820 million. The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the “Amendment”) to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% (9.00% and 8.60% at September 30, 2007 and December 31, 2006, respectively) with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% (13.25% at September 30, 2007) with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the

Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable when OpBiz meets certain debt service coverage ratios defined in the Loan Agreement.

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

In addition, in connection with the Loan Agreement, a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the investors thereto (the “Investors”), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity was completed. Loan proceeds were used to redeem the Notes in full.

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

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase 17.5% of either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz. The A&R Investor Rights Agreement and the A&R Warrants were amended to permit the Company to incur the additional Future Funding Tranche B debt but provides that the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain additional events surrounding the use of Tranche B Future Funding as described in the Investor Rights Agreement.

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

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the PH Resort under an energy services agreement between OpBiz and Northwind, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $4.7 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, and $10.1million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively.

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

There is $0.05 million and $0.1 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and nine months ended September 30, 2007, respectively.

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

	Three and Nine Months Ended September 30, 2007	Three and Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $0.6 and $1.2 million for the three and nine months ended September 30, 2007, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term which commenced on September 1, 2004 and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.0 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively, and $7.1 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, will operate a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV will pay OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.1 million for each of the three and nine months ended September 30, 2007.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, will operate a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich will pay OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent), following commencement of its business operations in the leased space. The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $5,000 for the month of September 2007. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl’s children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

Guaranty Agreement

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (see Note 5 —Long-Term Debt). In exchange for executing the Guaranty, OpBiz and PH Fee Owner agreed to pay Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz achieves certain debt service coverage ratios defined in the Loan Agreement.

Aircraft Charter Arrangements

In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter. The Company currently utilizes several different third-party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location. One or more affiliates of BH/RE have placed an owned aircraft in service with one such vendor. From time to time, the Company may utilize the services of this vendor which may involve the affiliates’ owned aircraft provided that the rate charged for that aircraft shall be at arm’s length and fair market for similar aircraft.

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

Timeshare Purchase Agreement

On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate, who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the close of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

 Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million which was the value per independent third party appraisal. The Company was carrying the land at a value of $29.5 million per the same independent third party appraisal. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received will be used to pay the purchase price for the land and the remaining 50% will be recorded as income as received. As of September 30, 2007, the Company has a receivable balance for the sale of land of $26.2 million, $21.3 million of which is classified as long-term in the accompanying financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies for the nine months ended September 30, 2007.

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

Results of Operations

The following table highlights the results of operations for the three and nine months ended September 30, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
Net Revenues	$57,129	$63,931	-10.6%	$185,549	$205,916	-9.9%
Operating Expenses:
Casino	17,920	16,459	8.9%	49,814	51,676	-3.6%
Hotel	10,263	10,201	0.6%	32,616	30,512	6.9%
Food and Beverage	8,841	11,578	-23.6%	27,116	35,408	-23.4%
Other	307	641	-52.1%	892	4,633	-80.7%
Selling, general and administrative	21,745	20,080	8.3%	61,434	56,472	8.8%
Depreciation and amortization	10,740	5,605	91.6%	26,631	16,891	57.7%
Operating (Loss) Income	$(12,687)	$(633)	1,904.3%	$(12,954)	$10,324	-225.5%

Net revenues for the three and nine months ended September 30, 2007 declined when compared to the three and nine months ended September 30, 2006. Declines were seen in the hotel, food and beverage and other operating departments while casino revenues increased when compared to the same three month period in prior year. On April 17, 2007, we officially began operation as the PH Resort with substantially all of the interior renovations complete. Renovation of the hotel rooms is on-going resulting in out of order rooms which is the primary reason for the declines in revenue in the non-gaming areas.

The following table highlights the various sources of our revenues and expenses for the three and nine months ended September 30, 2007 and 2006, respectively (dollars in thousands, unaudited).

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
Casino revenues	$26,373	$25,099	5.1%	$76,636	$80,601	-4.9%
Casino expenses	17,920	16,459	8.9%	49,814	51,676	-3.6%
Margin	32.1%	34.4%	35.0%	35.9%
Hotel revenues	$22,113	$25,714	-14.0%	$82,025	$83,572	-1.9%
Hotel expenses	10,263	10,201	0.6%	32,616	30,512	6.9%
Margin	53.6%	60.3%	60.2%	63.5%
Food and beverage revenues	$11,307	$14,828	-23.7%	$35,788	$47,099	-24.0%
Food and beverage expenses	8,841	11,578	-23.6%	27,116	35,408	-23.4%
Margin	21.8%	21.9%	24.2%	24.8%
Other revenues	$2,228	$3,084	-27.8%	$5,790	$11,248	-48.5%
Other expenses	307	641	-52.1%	892	4,633	-80.7%
Margin	86.2%	79.2%	84.6%	58.8%
Selling, general and administrative expenses	$21,745	$20,080	8.3%	$61,434	$56,472	8.8%
% of revenue	35.1%	29.2%		30.7%	25.4

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

Casino revenues increased 5.1% to $26.4 million for the three months ended September 30, 2007, as compared to $25.1 million for the three months ended September 30, 2006. Table games revenue for the three months ended September 30, 2007 increased by approximately $0.6 million as compared to the three months ended September 30, 2006. Table drop for the three months ended September 30, 2007 increased $8.2 million or 17.8% when compared to the same three month period in the prior year. Table win percentage for the three months ended September 30, 2007 was approximately 1.6% lower than the same three month period in the prior year offsetting the drop increase. With the completion of substantially all of the interior casino renovations, we are seeing increases in the casino traffic and table drop when compared to the same three month period in the previous year. Slot revenue for the three months ended September 30, 2007 increased approximately $0.4 million when compared to the same three month period in the prior year. Slot handle for the three months ended September 30, 2007 increased $7.4 million or 3.2% when compared to the same three month period in the prior year attributable to the increase in foot traffic from the Las Vegas Boulevard and mall entries which have reopened substantially full time as the renovation to the façade is completed. Combined revenues from the race and sports book and poker for the three months ended September 30, 2007 decreased by $0.1 million or 4.7% when compared to the three month period ended September 30, 2006 primarily due to a decrease in race and sports book revenue driven by its relocation during the final stages of the renovation.

Casino expenses increased 8.9% to $17.9 million for the three months ended September 30, 2007, as compared to $16.5 million for the three months ended September 30, 2006. Operating margin decreased 2.3% when comparing the same three month periods. The increase in expenses is mainly driven by addition of staff and promotional programs as we near the grand re-opening date for the property.

Casino revenues decreased 4.9% to $76.6 million for the nine months ended September 30, 2007, as compared to $80.6 million for the nine months ended September 30, 2006. Table games revenue for the nine months ended September 30, 2007 decreased by approximately $1.1 million as compared to the nine months ended September 30, 2006. Table games drop declined approximately 9.6% for the nine month period ended September 30, 2007 when compared to the same nine month period in prior year. Overall table win percentage increased by 0.6% when compared to the same nine month period in prior year. Slot revenue for the nine months ended September 30, 2007 decreased approximately $3.6 million when compared to the same nine month period in prior year. Slot handle declined approximately 8.8%. Combined revenues from the race and sports book, poker and keno decreased by $0.3 million or 10.5% when compared to the nine month period ended September 30, 2006. The declines in casino revenue for the first six months of the year are attributed to the renovation project which resulted in a temporary lack of amenities to attract gaming customers and the loss of foot traffic from Las Vegas Boulevard and mall entrances to the property.

Casino expenses decreased 3.6% to $49.8 million for the nine months ended September 30, 2007, as compared to $51.7 million for the nine months ended September 30, 2006. Operating margin was down slightly to 35.0% for the nine months ended September 30, 2007 compared to 35.9% for the nine months ended September 30, 2006. Throughout the renovation period, we ran promotional offers and events geared toward maintaining business levels.

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

Hotel revenues of $22.1 million for the three months ended September 30, 2007 were 14.0% lower than the three months ended September 30, 2006. Hotel occupancy decreased 1.7% to 96.6% of available rooms when compared to the same three month period in the prior year. Available room inventory was reduced to accommodate the room remodel project and was the primary reason for the revenue declines. Average daily room rates increased 4% for the three months ended September 30, 2007 when compared to the three months ended September 30, 2006.

Hotel expenses were relatively flat when compared to the same three month period in prior year increasing 0.6% to $10.3 million for the three months ended September 30, 2007, as compared to $10.2 million for the three months ended September 30, 2006. The hotel operating margin declined to 53.6% for the three months ended September 30, 2007 compared to 60.3% for the three months ended September 30, 2006 resulting from the revenue declines related to the remodel project.

Hotel revenues of $82.0 million for the nine months ended September 30, 2007, were 1.9% lower than the nine months ended September 30, 2006. Hotel occupancy of available rooms was flat at 97.6% for both nine month periods. Average daily room rates increased 4.8% for the nine months ended September 30, 2007 when compared to the nine months ended September 2006. The renovation project which accelerated during the third quarter was the primary reason for the year to date revenue declines.

Hotel expenses increased 6.9% to $32.6 million for the nine months ended September 30, 2007, as compared to $30.5 million for the nine months ended September 30, 2006. Operating margin decreased 3.3 percentage points over the same nine month period in previous year. Increased marketing and promotional expenses have been necessary to maintain the average daily rate and occupancy, particularly during the renovation period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 23.7% to $11.3 million for the three months ended September 30, 2007, as compared to $14.8 million for the three months ended September 30, 2006. Food revenue declined $4.0 million when compared to the same three month period in the previous year as a result of the closing of outlets for turnover to tenants. The PH Resort will operate the buffet, room service and banquets with all remaining food outlets being leased to third party operators. Beverage revenue increased $0.5 million when compared to the same three month period in the previous year due to the temporary disruption and relocation of bars during the renovation.

Food and beverage expenses decreased 23.6% to $8.8 million for the three months ended September 30, 2007, as compared to $11.6 million for the three months ended September 30, 2006. Operating margin was consistent at 21.8% for the three months ended September 30, 2007 compared to 21.9% for the three months ended September 30, 2006. The expense reduction and operating margin stability is consistent with the transition from in-house food operations to leased outlets operated by third parties.

Food and beverage revenues decreased 24.0% to $35.8 million for the nine months ended September 30, 2007, as compared to $47.1 million for the nine months ended September 30, 2006.

Food and beverage expenses decreased 23.4% to $27.1 million for the nine months ended September 30, 2007, as compared to $35.4 million for the nine months ended September 30, 2006. Food and beverage margins decreased 0.6 percentage points in comparing the same nine month periods.

Other

Other revenue includes entertainment sales, retail sales, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues decreased 27.8% to $2.2 million for the three months ended September 30, 2007, as compared to $3.1 million for the three months ended September 30, 2006 and decreased 48.5% to $5.8 million for the nine months ended September 30, 2007, as compared to $11.2 million for the nine months ended September 30, 2006. The decline in other revenue is primarily due to the transition of entertainment operations to a third party operator. A third party operator is currently running the showroom and TPA operations.

Other expenses declined 52.1% to $0.3 million for the three months ended September 30, 2007, as compared to $0.6 million for the three months ended September 30, 2006 and decreased 80.7% to $0.9 million for the nine months ended September 30, 2007, as compared to $4.6 million for the nine months ended September 30, 2006. The decline in other expenses is also due to the elimination of entertainment expense as a result of the transition of the operation to a third party.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 8.3% to $21.7 million for the three months ended September 30, 2007, as compared to $20.1 million for the three months ended September 30, 2006. As a percentage of revenue, SG&A expenses increased to 35.1% for the three months ended September 30, 2007 as compared to 29.2% for the three months ended September 30, 2006. SG&A expenses increased 8.8% to $61.4 million for the nine months ended September 30, 2007, as compared to $56.5 million for the nine months ended September 30, 2006. SG&A expenses as a percentage of revenues increased 5.3% for the nine months ended September 30, 2007. The increase in SG&A expenses is mainly due to the maintenance of marketing and fixed administrative expenses as we complete the transition of the property into the PH Resort.

Depreciation and Amortization

Depreciation and amortization expense of $10.7 million for the three months ended September 30, 2007 increased compared to $5.6 million in expense for the three months ended September 30, 2006. Depreciation and amortization expense of $26.6 million for the nine months ended September 30, 2007 increased when compared to $16.9 million in expense for the nine months ended September 30, 2006. The increase in depreciation expense is a direct result of the additional assets placed in service as the areas of renovation are complete.

Net Interest Expense

Net interest expense increased to $18.9 million for the three months ended September 30, 2007, as compared to $14.2 million for the three months ended September 30, 2006. Net interest expense increased to $54.3 million for the nine months ended September 30, 2007, as compared to $42.1 million for the nine months ended September 30, 2006. The increase in interest expense is directly related to the increased outstanding principal balance on our debt as discussed in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we utilized cash flows from operating activities of approximately $68.4 million and had a balance of $23.1 million in cash and cash equivalents as of September 30, 2007. We also had current restricted cash and cash equivalents of approximately $28.8 million and long-term restricted cash and cash equivalents of approximately $60.2 million at September 30, 2007. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining costs associated with the renovation of the Aladdin to the PH Resort and the interest reserve account balance which will be released once certain debt service coverage rations are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for the remainder of 2007 are expected to include (i) up to approximately $40.8 million in capital expenditures related to the renovation project , (ii) approximately $8.5 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (iii) up to approximately $19.8 million in interest payments on our debt.

We believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and available future financing under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for at least the next twelve months of operations.

There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations. We expect to experience a reduction in cash generated by our operations during our continuing renovations to the PH Resort and have negotiated the terms of the Loan Agreement to address those anticipated reductions. We believe that future funding under the Loan Agreement will adequately cover interest shortfalls and any operating shortfalls experienced during the renovation period but we can not assure you that we have accurately estimated those needs.

Description of Certain Indebtedness

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into the Loan Agreement (the “Loan Agreement”) with Column Financial, Inc. (the “Lender”) for a mortgage loan in the principal amount of up to $820 million. The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the “Amendment”) to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

The term of the Loan is twenty four months with three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% (9.00% and 8.60% at September 30, 2007 and December 31, 2006, respectively) with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% (13.25% at September 30, 2007) with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable when OpBiz meets certain debt service coverage ratios defined in the Loan Agreement.

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

In addition, in connection with the Loan Agreement, a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the investors thereto (the “Investors”), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity was completed. Loan proceeds were used to redeem the Notes in full.

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

Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the “A&R Warrants”) to the Investors. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase 17.5% of either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz. The A&R Investor Rights Agreement and the A&R Warrants were amended to permit the Company to incur the additional Future Funding Tranche B debt but provides that the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain additional events surrounding the use of Tranche B Future Funding as described in the Investor Rights Agreement.

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

Energy Services Agreement

Northwind owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the PH Resort under an energy services agreement between OpBiz and Northwind, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. We pay interest on the amount outstanding under the Future Funding Tranche B monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 7.50% with a 1.5% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at September 30, 2007 would increase the interest cost for the remainder of 2007 by approximately $2.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

10.1

Omnibus Amendment of Loan Documents, dated July 17,2007, by and between OpBiz, PH Fee owner and Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2007)

10.2

First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo. EquityCo and the Mezzanine Investors. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2007)

10.3

Second Amendment to Employment Agreement dated September 7, 2007 by and between OpBiz and Donna Lehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2007)

10.4

Modification Agreement Regarding Timeshare Purchase Agreement, dated September 19, 2007, by and between OpBiz, L.L.C., PH Fee Owner, LLC, TSP Owner, LLC, Westgate Resorts, Ltd. and Westgate Planet Hollywood Las Vegas, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2007)

10.5

Timeshare Maintenance and Management Agreement, dated September 19, 2007, by and among Westgate Planet Hollywood Las Vegas, LLC, CFI Resorts Management, Inc. and OpBiz, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2007)

10.6

Second Amendment to Employment Agreement dated September 1, 2007 by and between OpBiz and Mark S. Helm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2007)

10.7	Employment Agreement dated September 26, 2007 by and between OpBiz and Scott Messinger. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2007)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

November 14, 2007	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Omnibus Amendment of Loan Documents, dated July 17,2007, by and between OpBiz, PH Fee owner and Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2007)

10.2

First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo. EquityCo and the Mezzanine Investors. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2007)

10.3

Second Amendment to Employment Agreement dated September 7, 2007 by and between OpBiz and Donna Lehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2007)

10.4

Modification Agreement Regarding Timeshare Purchase Agreement, dated September 19, 2007, by and between OpBiz, L.L.C., PH Fee Owner, LLC, TSP Owner, LLC, Westgate Resorts, Ltd. and Westgate Planet Hollywood Las Vegas, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2007)

10.5

Timeshare Maintenance and Management Agreement, dated September 19, 2007, by and among Westgate Planet Hollywood Las Vegas, LLC, CFI Resorts Management, Inc. and OpBiz, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2007)

10.6

Second Amendment to Employment Agreement dated September 1, 2007 by and between OpBiz and Mark S. Helm. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2007)

10.7	Employment Agreement dated September 26, 2007 by and between OpBiz and Scott Messinger. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2007)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.