Form 10-K
period 2007-12-31
BH RE LLC
filed 2008-03-28
CIK 1281657

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-50689

BH/RE, L.L.C.
(Exact Name of Registrant as Specified in its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	84-1622334 (I.R.S. Employer Identification Number)
3667 Las Vegas Boulevard South Las Vegas, Nevada (Address of Principal Executive Offices)	89109 (Zip Code)
(702) 785-5555 (Registrant's Telephone Number, Including Area Code)
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant was $0. As of March 28, 2008, each of Robert Earl and Douglas P. Teitelbaum held 50% of the Registrant's voting membership interests, each of BH Casino and Hospitality LLC I and OCS Consultants, Inc. held 40.75% of the Registrant's equity membership, and BH Casino and Hospitality LLC II held the remaining 18.50% of the Registrant's equity membership interests.

PART I

ITEM 1.    BUSINESS

        Unless the context indicates otherwise, all references to "BH/RE", the "Company", "we", "us", "our" and "ours" refer to BH/RE, L.L.C. and its consolidated subsidiaries.

Forward-looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words "believe", "anticipate", "expect", "intend", "estimate", "plan", "may", "seek", "will", and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in "Item 1A—Risk Factors" of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Organization

        BH/RE is a holding company that owns 85% of EquityCo, L.L.C. ("EquityCo"). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). MezzCo, L.L.C. ("MezzCo") is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC ("OpBiz") and PH Mezz II LLC ("PH Mezz II") is a wholly owned subsidiary of MezzCo. PH Mezz I LLC ("PH Mezz I") is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC ("PH Fee Owner") is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC ("TSP Owner") is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the "PH Resort"). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the "Timeshare Parcel") that was sold to Westgate Resorts, LLP, a Florida limited partnership ("Westgate") subject to the Timeshare Purchase Agreement, dated December 10, 2004, between OpBiz and Westgate, as more fully described below. As of March 28, 2008, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE's voting membership interests. BH/RE's equity membership interests were held 40.75% by BH Casino and Hospitality LLC I ("BHCH I"), 18.50% by BH Casino and Hospitality LLC II ("BHCH II" and, together with BHCH I, "BHCH") and 40.75% by OCS Consultants, Inc. ("OCS").

        BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the "Aladdin") located in Las Vegas, Nevada. OpBiz completed the acquisition of the Aladdin on September 1, 2004 and completed a renovation project which transformed the Aladdin into the PH Resort at the end of 2007. In connection with the operation of the PH Resort, OpBiz has entered into an agreement with Planet Hollywood International, Inc. ("Planet Hollywood") and certain of its subsidiaries to, among other things, license Planet Hollywood's trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation ("Sheraton"), a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that comprises a portion of the PH Resort.

        BH/RE is a Nevada limited liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C., an investment management firm ("Bay Harbour Management"). BHCH was formed by Mr. Teitelbaum to allow funds managed by Bay Harbour Management to hold investments in BH/RE. OCS is wholly-owned and controlled by Robert Earl and holds Mr. Earl's investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Mr. Earl, a trust for the benefit of Mr. Earl's children and certain affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

Acquisition of the PH Resort

        OpBiz paid the purchase price for the Aladdin using the proceeds from the issuance of certain secured notes to the Aladdin's secured creditors which were subsequently repaid as more fully described below. OpBiz assumed various contracts and leases entered into by the Aladdin in connection with its operation of the property and certain of the Aladdin's liabilities, including an energy service obligation to the third party owner of the central utility plant that supplies hot and cold water and emergency power to the PH Resort. At the time of purchase, the energy service obligation was equal to $34 million.

        On November 30, 2006, OpBiz and PH Fee Owner (collectively the "Borrower") entered into the Loan Agreement (the "Loan Agreement") with Column Financial, Inc. (the "Lender") for a mortgage loan in the principal amount of up to $820 million. The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million (together, the "Loan"). On July 17, 2007, the Borrower and the Lender entered into an amendment (the "Amendment") to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million ("Future Funding Tranche B"). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz.

        Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the "Lenders") and The Bank of New York, Asset Solution Division (the "Senior Agent") were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

        In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the Casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the "Property") was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately

$916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

        In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the "Guarantors") executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

        In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the "Guaranty"), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

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

        Additionally, in connection with the Loan Agreement, we effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004 (the "Securities Purchase Agreement"), among MezzCo and the investors named therein (the "Investors"), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured notes (the "Notes") in the original aggregate principal amount of $87 million, and (ii) warrants (the "Warrants") for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. The proceeds from the Loan were used to redeem the Notes in full.

        In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, MezzCo, OpBiz, EquityCo, Post Advisory Group, L.L.C. (the "Collateral Agent"), and the Investors (collectively, the "Restructuring Parties"), entered into a Restructuring Agreement, dated November 30, 2006 (the "Restructuring Agreement"), pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, terminated and amended certain other existing agreements, and entered into certain other ancillary agreements, as more fully described below under "Description of Certain Indebtedness".

The Planet Hollywood Resort & Casino

        The PH Resort is located at 3667 Las Vegas Boulevard South in Las Vegas, Nevada, in the area commonly referred to as the Las Vegas Strip. The PH Resort is part of a resort, casino and entertainment complex (the "Complex") that occupies a 35-acre site located on the northeast corner of Las Vegas Boulevard (the "Strip") and Harmon Avenue in Las Vegas, Nevada.

        The PH Resort includes a 2,537-room hotel (the "Hotel"), which offers deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the hotel has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party.

        PH Resort's 116,000-square foot casino (the "Casino") offers approximately 1,850 slot machines, 85 table games, a poker room and a race-and sports-book facility. The Casino also offers gaming on the mezzanine level which includes the high limit luxury gaming area.

        The PH Resort has eight restaurants. Six of those restaurants are operated pursuant to leases with third parties and include a Chinese restaurant leased to P.F. Chang's, a 24-hour casual dining facility known as Planet Dailies, Koi (a high end Japanese restaurant), the Strip House (an elegant and world renowned steak house), Yolos (a Mexican restaurant) and Earl of Sandwich (a casual sandwich shop). We operate the remaining two restaurants which are the buffet and a poolside snack bar, as well as room service and banquet services in the convention space. We also operate a Starbucks Coffee franchise under an agreement with Starbucks Corporation. Additionally, the PH Resort has a lounge (the Living Room) and nightclub (Prive) operated by a third party as well as gift and merchandise shops operated by the Marshall Retail Group.

        The PH Resort also has over 75,000 square feet of convention, trade show and meeting facilities, including a 37,000-square foot main ballroom, 10,000 square feet of pre-function space and 16,000 square feet of breakout space in 18 separate rooms.

        The 7,500-seat Theater for the Performing Arts (the "TPA") is part of the Complex but is not directly connected to the Hotel and the Casino. Hotel and Casino customers and the general public can enter the TPA through the adjacent shopping mall, known as the Miracle Mile Shops, as described below, or through entrances leading directly into the TPA. The TPA is used for award shows, live music events and theatrical performances. The PH Resort also had unfinished space for an approximately 1,300-seat theater on a mezzanine level above the Casino (the "Showroom"). Effective December 16, 2004, OpBiz entered into a long-term lease agreement with CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 ("CCE"), pursuant to which CCE has renovated and is leasing the TPA and Showroom and related areas. CCE has the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

        The Timeshare Parcel is a four-acre parcel of land adjacent to the Miracle Mile Shops which is currently being developed by Westgate. The site will be the home of the PH Towers which will include residential units, primarily available as timeshare. The PH Towers will be integrated into the Complex with the units that are unsold available for use as added hotel inventory. Westgate has developed a plan which exceeds the established minimum project density requirements under the transaction documents and is currently constructing pursuant to that plan. Pursuant to this plan, it is anticipated that the first tower which includes 1,216 two bedroom units will be ready for occupancy by no later than November 21, 2009. The second tower with 504 two bedroom units and the third tower with 1,082 two bedroom units has a planned total completion date of no later than November 2013.

        In addition to the Hotel, Casino, PH Towers and TPA, the Complex includes the Miracle Mile Shops, which is a themed entertainment shopping mall with approximately 435,000 square feet of retail space, and an approximately 4,800-space parking facility jointly used by the PH Resort and the Miracle Mile Shops.

        The Miracle Mile Shops and the parking facility are owned by Boulevard Invest, LLC ("Boulevard Invest"), an unaffiliated third party. The Miracle Mile Shops, which is directly connected to the Casino, contains an array of stores, boutiques, restaurants, cafes and other entertainment offerings. We are a party to reciprocal use easements and agreements governing the operation and maintenance of the Hotel, the Casino, the TPA, the Miracle Mile Shops, the Timeshare Parcel and the parking facility.

        The central utility plant, which provides hot and cold water and emergency power to the Complex, is owned by Northwind Aladdin ("Northwind"), an unaffiliated third party. We lease the land on which the central utility plant is located to Northwind for a nominal yearly rent.

Business Strategy

        Our strategy is to improve profitability by:

  •
  enhancing opportunities from the completion of the renovation into the PH Resort;

  •
  implementing a new marketing program to capitalize on the Planet Hollywood and Starwood brand names;

  •
  upgrading and expanding gaming and non-gaming attractions; and

  •
  entering into agreements with third parties for operation of the restaurant, entertainment and retail shops.

  Renovate the Property

        We have completed a design and construction plan with an estimated cost of $214 million that transformed the Aladdin into the PH Resort. In addition, we have entered into agreements with third parties to develop and operate the TPA, showroom, nightclub and lounge, additional restaurants and retail outlets at the PH Resort, thereby increasing the number of amenities at the PH Resort without increasing renovation costs. The renovation was complete at the end of 2007. The renovation and design work focused on correcting certain design flaws that were detrimental to operation of the property.

        The key elements of our redesigned property are:

        Improved entrance and traffic flow.    We have constructed a new main entrance to the PH Resort that has improved access to the Casino from Las Vegas Boulevard by creating a large main entrance and several well-identified secondary entrances including joint common entries with the Miracle Mile Shops. We leveled the plaza that contained several barriers to entry and created an inviting walkway along the front of the building which we expect will improve pedestrian traffic into the Casino from the Strip. We have made improvements to the interior traffic flow of the Casino which include clear access for customers to reach our restaurants, shops and entertainment attractions. In addition, we have redesigned the façade of the building and created an attraction with that façade, as well as added a large marquee to the front of the PH Resort. We anticipate that these improvements will result in more walk-in visitors to the Casino and our other attractions and amenities.

        Renovated and expanded Casino.    The renovation of the Casino included improved integration with the Miracle Mile Shops. We expanded the Casino into portions of the Miracle Mile Shops that we currently lease to improve the traffic flow throughout the Complex. We also removed obstructions in the Casino allowing us to make the Casino floor appear larger and more inviting and to better use the available gaming space.

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

  •
  Starwood's reservation system and marketing and loyalty programs.

        Planet Hollywood Brand Name.    We believe the Planet Hollywood brand name is well-known and internationally recognized. As a result, we expect that we will be able to spend more of our advertising budget on direct customer marketing and introduction to property specific events rather than general brand awareness. In addition, the PH Resort may host movie premieres, live television productions and similar entertainment industry events, with the goal of attracting Las Vegas tourists, including customers of other properties on the Las Vegas Strip, to the PH Resort.

        Relationship with Starwood and Sheraton.    We believe that our relationship with Starwood and Sheraton presents a number of advantages for the PH Resort. We believe that including the PH Resort in the Starwood reservation system and marketing and loyalty programs may result in higher average daily room rates at the Hotel. We also estimate that Starwood's convention bookings database will generate more profitable convention and meeting business for the PH Resort, improving both mid-week occupancy levels and average daily room rates. The Starwood preferred guest program has approximately 4.7 million active members and approximately 10 million total members. We anticipate Starwood preferred guest program members to utilize the PH Resort as an award-redeeming destination.

  Upgrade and Expand Gaming and Non-Gaming Attractions

        Improve Mix and Layout of Casino Slot Machines.    We intend to improve our gaming operations by continuing to provide our customers with newer and more attractive slot machine options. Our slot floor is currently 100% equipped with the ticket-in/ticket-out technology. We also intend to continue to offer the most up to date variety of games which includes participatory slot machines which are slot machines that require the casino operator to pay a percentage of its winnings to the manufacturer.

        Expanded Race-and Sports-Book Facility and Poker Parlor.    We have expanded and remodeled the race-and sports-book facility and the poker parlor to keep more of our Hotel guests in the Casino and to attract more non-Hotel customers to the Casino. We believe that a race-and sports-book facility is important because it serves as a gathering and relaxation point for Hotel and other customers. Our race and sports book is now equipped with the latest technology and is in line with what our competitors offer. In addition, because of the popularity of poker, we have expanded and relocated the poker parlor.

        Expanded Amenities.    With the renovation complete, we believe that the PH Resort offers a variety of non-gaming amenities that are unique among Las Vegas Strip properties. CCE is running a nightly show in the 1,300 seat Showroom while the TPA offers larger concerts and shows to be done periodically. We will also be able to use the TPA and Showroom for casino and convention needs during certain periods. We believe that increasing the number, variety and desirability of non-gaming amenities at the PH Resort will attract more customers and, as a result, increase revenues and profits, including those from our gaming operations.

        Upgraded and Expanded Restaurant Choices.    We believe that most Las Vegas Strip properties currently include dining options affiliated with a well-known restaurant or chef from a major U.S. metropolitan area. We have added well known restaurants from Los Angeles and New York and believe that having these dining options presents opportunities to attract customers to the Casino and to other non-gaming attractions and amenities at the PH Resort.

  Timeshare Parcel

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

Markets

        We believe that Las Vegas is one of the fastest growing leisure, hotel and entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority, the number of visitors increased from approximately 30.5 million in the year ended December 31, 1997 to approximately 39.2 million visitors in the year ended December 31, 2007, and is expected to reach 43.0 million visitors by 2009. There is no guarantee that Las Vegas will have this many visitors by 2009, or that the number of visitors will increase at all.

        According to the American Gaming Association, Las Vegas has the highest casino gaming revenues in the United States. A number of major hotel casinos have opened in the past ten years on the Las Vegas Strip, including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, The Venetian Casino Resort and Wynn Resort Las Vegas. In addition, a number of existing properties on the Las Vegas Strip have expanded during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Bellagio, Caesars Palace and the Venetian's recent addition of the Palazzo. Despite this significant increase in the supply of rooms in Las Vegas, hotel total occupancy rates exceeded on average 90.6% for the years 1990 to 1999, averaged 92.5% in 2000, 88.9% in 2001, 88.8% in 2002, 85.0% in 2003, 88.6% in 2004, 89.2% in 2005, 89.7% in 2006 and 90.4% in 2007. There is no guarantee that these occupancy rates will remain high or will not decrease in the future.

        According to the Las Vegas Convention and Visitors Authority, gross gaming revenues for properties on the Las Vegas Strip have increased from approximately $3.8 billion in the year ended December 31, 1997 to approximately $6.8 billion in the year ended December 31, 2007. As a result of the increased popularity of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination. There is no guarantee that Las Vegas will continue to grow in popularity. The number of hotel rooms in Las Vegas has increased from 105,347 at December 31, 1997 to 132,947 at December 31, 2007.

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

Competition

        The hotel casino industry is highly competitive. The PH Resort competes, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. The PH Resort competes, with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas.

        Many competing properties, such as Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage, The Venetian Casino Resort, the Hard Rock Hotel and Casino and Wynn Las Vegas, have themes and attractions which draw a significant number of visitors and compete with the PH Resort, for hotel and gaming customers and conventions and trade shows. Some of these properties are operated by companies that have more than one location and may have greater name recognition and financial and marketing resources than we have and will target the same demographic group as the PH Resort. We will seek to differentiate the PH Resort from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we will provide and the added value of our arrangements with Planet Hollywood, Starwood and Sheraton.

        A number of properties in the Las Vegas market have recently expanded or are expanding their facilities. MGM Mirage has constructed a 928-room "spa tower" addition to Bellagio, as well as an expansion of Bellagio's spa and salon, meeting space and retail space. Wynn Las Vegas opened in April 2005, on the 192-acre site of the former Desert Inn Resort & Casino on the Las Vegas Strip. Harrah's (formerly Caesars Entertainment) has completed construction of a 949-room hotel tower and additional convention and meeting facilities at Caesars Palace, which includes additional retail space and restaurant facilities. The Venetian Casino Resort constructed the Palazzo with approximately 3,000 luxury rooms. The Cosmopolitan Resort & Casino, which will be located directly across the Strip from the PH Resort, will have approximately 2,200 rooms comprised of condo hotel units and hotel rooms and is expected to be completed in late 2008 or early 2009. MGM Mirage is building a 66-acre development currently called Project City Center, which will also be located across Las Vegas Boulevard from the PH Resort. The initial phase of the project is expected to be completed in 2010 and includes a 4,000-room hotel and casino, as well as three 400-room boutique hotels. According to the Las Vegas Convention and Visitors Authority, the number of hotel rooms in Las Vegas is expected to increase by 9,119 in 2008 and 17,223 in 2009.

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

Intellectual Property

        We have entered into agreements with Planet Hollywood and Sheraton which, among other things, grant us the right to use certain of their respective intellectual property in connection with the operation of the PH Resort. These licensing arrangements are described below under "Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Planet Hollywood."

Regulation and Licensing

  Nevada Gaming Regulations

  Introduction

        The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and the Clark County Liquor and Gaming License Board (collectively, the "Nevada Gaming Authorities").

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

  Owner and Operator Licensing Requirements

        As the owner and operator of the PH Resort, OpBiz, as a registered company, is required to be licensed by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. This gaming license requires us to pay periodic fees and taxes and is not transferable. We are required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the PH Resort without first obtaining licenses and approvals from the Nevada Gaming Authorities. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

  Individual Licensing Requirements

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with OpBiz to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and certain key employees of OpBiz, MezzCo, EquityCo and BH/RE are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position. Messrs. Teitelbaum and Earl, along with Michael V. Mecca, President and Chief Executive Officer of BH/RE and OpBiz, Donna Lehmann, Chief Financial Officer of OpBiz and Treasurer of BH/RE, Mark S. Helm, General Counsel and Secretary of OpBiz, Theodore W. Darnall, manager of EquityCo and OpBiz, and Michael Belletire, manager of OpBiz, have been licensed by the Nevada Gaming Authorities. Applications for Thomas M. Smith, manager of EquityCo and OpBiz, Allison Reid, manager of EquityCo and OpBiz, George Barry Hardy, manager of OpBiz, and Eugene I. Davis, manager of OpBiz, are pending approval by the Nevada Gaming Authorities.

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

  •
  pay remuneration in any form to that person for services rendered or otherwise; or

  •
  fail to pursue all lawful efforts to require the unsuitable person to relinquish such person's voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

  Consequences of Violating Gaming Laws

        If the Nevada Commission decides that we have violated the Nevada Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the PH Resort and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

  Requirements for Beneficial Securities Holders

        Regardless of the number of shares held, any beneficial holder of BH/RE's voting securities may be required to file an application, be investigated and have that person's suitability as a beneficial holder of voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the policies of the State of Nevada. If the beneficial holder of the voting securities of BH/RE who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

        The Nevada Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered company's voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can hold up to 19% of a registered company's voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

        BH/RE is required to maintain a current ownership ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of BH/RE's voting securities. The Nevada Commission has the power to require the certificates representing equity interests of any registered company to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether this requirement will be imposed on us. However, the certificates representing BH/RE's membership interests note that the membership interests are subject to a right of redemption and other restrictions set forth in BH/RE's articles of organization and bylaws and that the membership interests are, or may become, subject to restrictions imposed by applicable gaming laws.

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

  Approval of Defensive Tactics

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

        We may be required to obtain approval from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company's board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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

  License for Conduct of Gaming and Sale of Alcoholic Beverages

        The conduct of gaming activities and the service and sale of alcoholic beverages at the PH Resort is subject to licensing, control and regulation by the Clark County Liquor and Gaming License Board. In addition to approving OpBiz, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Employees

        OpBiz currently has approximately 2,653 employees. Approximately 1,285 employees (48%) are covered under a collective bargaining agreement.

ITEM 1A. RISK FACTORS

        Our plans and business are subject to the following risks:

  Risks Related to Our Substantial Indebtedness

  Our substantial indebtedness could adversely affect our financial results.

        We have $860.0 million of indebtedness under the Loan Agreement and approximately $29.3 million of indebtedness under the Energy Service Agreement described below at the end of Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The indebtedness under the Loan Agreement is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities by MezzCo of its membership interest in OpBiz.

        The Loan Agreement requires that we establish and maintain certain reserves including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement also requires that the we maintain an interest reserve and restricts our ability to spend excess cash flow until certain debt service coverage ratios are met. Pursuant to the terms of the Loan Agreement, the Lenders have approval rights over our annual operating budget and restrictions over our operating cash (excluding certain requirements to maintain minimum operating cash under Nevada gaming regulations). Therefore, we will have limited cash flow available for unplanned working capital needs and other general corporate activities and to make distributions to our owners until certain debt service coverage ratios are met. Our substantial indebtedness could also have the following additional consequences:

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

  •
  create liens or other encumbrances;

  •
  make distributions with respect to our, or our subsidiaries', equity (other than distributions for tax obligations) or make other restricted payments;

  •
  make investments, capital expenditures, loans or other guarantees; and

  •
  merge or consolidate with another entity.

  Risks Related to Our Business

  We have a limited operating history.

        We have operated the Hotel and Casino since September 2004. Consequently, we cannot assure you that our transformation of the Aladdin into the PH Resort will attract the number and type of Hotel and Casino customers and other visitors we desire or whether we will be able to achieve our objectives to improve the profitability of the property.

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

        Planet Hollywood is a franchisor of themed restaurants and related retail shops. In the past, the Planet Hollywood brand has not been associated with hotels or casinos. We cannot assure you that customers will be attracted to a Planet Hollywood-themed resort such as the PH Resort. In addition, Planet Hollywood filed for Chapter 11 bankruptcy protection in October 1999 and emerged in May 2000. Planet Hollywood subsequently filed for Chapter 11 bankruptcy protection in October 2001 and emerged in March 2003. We cannot provide assurance that Planet Hollywood's bankruptcy proceedings will not have a negative impact on the general perception of the Planet Hollywood brand or the PH Resort.

  We are dependent upon Planet Hollywood's entertainment industry relationships and the efforts and skills of the senior management of OpBiz.

        Our ability to maintain our competitive position will be dependent to a large degree on our ability to leverage Planet Hollywood's celebrity and entertainment industry relationships and to hire and retain experienced senior management, including marketing and operating personnel. Whether the PH Resort becomes a venue for entertainment industry events will be highly dependent on Planet Hollywood's entertainment industry relationships and the efforts and skill of our marketing personnel in brand management and their ability to attract celebrities and entertainment industry personalities to the PH Resort. If we are unable to leverage Planet Hollywood's relationships within the entertainment industry or to hire and retain experienced senior management, our business may be significantly impaired.

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

        We cannot assure you that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of hotel casino resorts or the appeal of the features offered by the PH Resort, could impair our financial condition and results of operations. Further, the design and amenities of the PH Resort may not appeal to customers. Customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt the attractions and amenities offered at the PH Resort to address these new trends.

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

        We do not currently expect to have material assets or operations other than our investment in OpBiz. OpBiz conducts substantially all of our operations. Consequently, our cash flow depends on the cash flow of OpBiz and the payment of funds to us by OpBiz in the form of loans, distributions or otherwise, which payments are either restricted or prohibited without the consent of OpBiz's lenders. Given that our operations only focus on one property in Las Vegas, we are subject to greater degrees of risk than a gaming company with multiple operating properties. Material risks include:

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

        Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in the operations of the PH Resort. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

  Our employees have joined unions.

        A collective bargaining agreement between OpBiz and the culinary union expires on May 31, 2012. We cannot provide assurance that renewal of the collective bargaining agreement will not have a material impact on OpBiz's results of operations or financial position.

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

        Partly as a consequence of the events of September 11, 2001 and the threat of similar events in the future, premiums for a variety of insurance products have increased sharply, and some types of insurance coverage are no longer available. Although we will endeavor to obtain and maintain insurance covering extraordinary events that could affect our operations, conditions in the marketplace have made it prohibitive for us to maintain insurance against losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect the PH Resort, we would likely suffer a substantial loss.

  A downturn in general economic conditions may adversely affect our results of operations.

        Our business operations will be affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of our customers, could result in fewer customers visiting the PH Resort, which would adversely affect our revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Substantially all of our assets have been pledged as collateral for our Loan Agreement. The outstanding balance under the Loan Agreement was $860.0 million at December 31, 2007. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness".

        The Complex occupies a 35-acre site located on the northeast corner of the Strip and Harmon Avenue in Las Vegas, Nevada. We own approximately 21.8 acres, which consists of the PH Resort, the TPA, the Showroom, Hotel, Casino, various restaurants and bars and the central utility plant. Approximately 0.62 acres are leased to the owner and operator of the central utility plant. The Complex is described in greater detail above under Item 1. "Business—The PH Resort and Casino."

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2007, neither BH/RE nor any of its subsidiaries was a party to any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for BH/RE's membership interests and we do not presently expect that a trading market in BH/RE's membership interests will develop. There are no outstanding options or warrants to purchase, or securities convertible into, any of BH/RE's membership interests.

        As of December 31, 2007, there were two holders of record of BH/RE's voting membership interests and three holders of record of BH/RE's equity membership interests.

        BH/RE does not pay, and does not anticipate paying, any distributions to the holders of its membership interests, other than distributions in respect of income taxes payable by such members resulting from their ownership of membership interests.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
						Predecessor Information
	2007	2006	2005	2004(a)	2003(b)	2004(c)	2003
	(in thousands)
Operating Results:
Net revenues	$257,595	$267,112	$306,258	$96,141	$—	$190,889	$266,540
Operating costs and expenses, excluding the following items	273,983	256,259	284,602	85,465	—	146,791	255,111
Pre-opening expenses(d)	—	—	—	1,684	1,283	—	—
Impairment of long-lived assets(e)	—	—	—	—	—	1,732	29,478
Loss on disposition of assets	—	—	1,787	—	—	—	—

Operating income (loss)	(16,388)	10,853	19,869	(8,992)	(1,283)	42,366	(18,049)
Other income (expense), net	(58,614)	(106,529)	(49,730)	(15,648)	52	(2,541)	(9,953)

Income (loss) before income taxes, cumulative effect of change in accounting principal and reorganization items	(75,002)	(95,676)	(29,861)	(6,656)	(1,231)	39,825	(28,002)
Income tax provision	—	—	(15)	—	—	—	—
Reorganization items	—	—	—	—	—	(6,647)	(12,103)

Net income (loss)	$(75,002)	$(95,676)	$(29,876)	$(6,656)	$(1,231)	$33,178	$(40,105)

Balance Sheet Data:
Total assets	$776,068	$737,194	$654,495	$663,383	$13	$548,634	$564,198
Long-term debt	887,545	788,985	604,877	584,814	—	33,958	34,690
Member's equity (deficit)	(186,941)	(111,939)	(16,263)	13,613	(1,231)	(20,194)	(53,372)

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

(e)
On August 31, 2004, Aladdin Gaming recorded an impairment loss of approximately $1.7 million based on the purchase price of assets sold to OpBiz on September 1, 2004. On August 29, 2003, the Bankruptcy Court confirmed Aladdin Gaming's plan of reorganization and approved the Purchase Agreement with OpBiz. As a result, Aladdin Gaming classified substantially all of its assets as "assets held for sale" and performed an impairment review in accordance with SFAS 144. An impairment loss of approximately $29.5 million was recognized based on a discounted cash flow analysis and allocated to the individual assets based on their relative fair values for the year ended December 31, 2003.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

        Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2007 as compared to the year ended December 31, 2006, and the year ended December 31, 2006 as compared to the year ended December 31, 2005.

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

  Significant Accounting Policies and Estimates

        Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in the notes to the consolidated financial statements.

  Property and Equipment

        Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company's capitalization policy, are expensed as incurred. The Company has established its capital expense policy to be reflective of its individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

        Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

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

        The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company's consolidated balance sheet as of December 31, 2007, are based on the independent third party appraisal.

  Derivative Instruments and Hedging Activities

        Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Both SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See "Note 7. Long-Term Debt."

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

  Players' Club Program

        Players' club members earn points based on gaming activity, which can be redeemed for cash. We accrue expense related to this program as the points are earned based on historical redemption percentages.

  Allowance for Doubtful Accounts

        Our receivables balances relate primarily to our hotel and casino operations. We reserve an estimated amount for receivables that may not be collected. We estimate the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customers' financial condition, collection history and any other known information.

        We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their markers timely. Markers are generally legally enforceable instruments in the United States and at December 31, 2007 and 2006, all of our casino receivables were owed by customers in the United States.

        The following table summarizes our receivable balances (in thousands):

	December 31,
	2007	2006
Casino	$18,322	$9,972
Hotel	6,811	8,014
Land sale receivable	25,373	—
Other	3,248	1,487

	53,754	19,473
Long-term portion of land sale receivable	(19,728)	—
Allowance for doubtful accounts	(7,106)	(6,556)

Receivables, net	$26,920	$12,917

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

        MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

  Membership Interests

        As of December 31, 2007, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, "Earnings Per Share," because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

  Recently Issued Accounting Standards

  SFAS No. 157

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements", which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The adoption of SFAS 157 will not have a material effect on the Company's financial position, results of operation or cash flow.

  SFAS No. 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115," which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 will not have a material effect on the Company's financial position, results of operation or cash flow.

Results of Operations

        The following table highlights the results of operations as compared to the prior years.

	Year Ended December 31,
	2007	Percent Change	2006	Percent Change	2005
	(In thousands)
Net revenues	$257,595	(3.6)%	$267,112	(12.8)%	$306,258
Operating expenses:
Casino	71,887	5.9%	67,893	(9.5)%	75,016
Hotel	41,525	2.2%	40,651	(9.9)%	45,123
Food and beverage	36,893	(20.0)%	46,145	(10.2)%	51,373
Other	1,229	(72.3)%	4,442	(56.2)%	10,146
Selling, general and administrative	87,870	(17.8)%	74,619	(6.0)%	79,352
Depreciation and amortization	34,579	53.6%	22,509	(4.6)%	23,592
Loss on disposition of assets	—	—	—	100.0%	1,787

Operating income (loss)	$(16,388)	(251.0)%	$10,853	(45.4)%	$19,869

        Net revenues for the year ended December 31, 2007, declined over those of the year ended December 31, 2006. The decline is mainly the result of declines in hotel revenue related to the renovation and food and beverage revenues which declined with the transition of outlets to third party operators.

        Net revenues for the year ended December 31, 2006, declined over those of the year ended December 31, 2005. The decline was mainly the result of declines in gaming, entertainment and food and beverage revenues resulting from the renovation. Operating expense declines were commensurate with the revenue declines in each area.

        The following table highlights the various sources of our revenues and expenses as compared to the prior years.

	Year Ended December 31,
	2007	Percent Change	2006	Percent Change	2005
	(In thousands)
Casino revenues	$114,245	9.0%	$104,841	(19.4)%	$130,083
Casino expenses	71,887	5.9%	67,893	(9.5)%	75,016
Margin	37.1%		35.2%		42.3%
Hotel revenues	$106,750	(3.9)%	$111,040	0.5%	$110,443
Hotel expenses	41,525	2.2%	40,651	(9.9)%	45,123
Margin	61.1%		63.4%		59.1%
Food and beverage revenues	$48,903	(18.1)%	$59,716	(19.9)%	$74,594
Food and beverage expenses	36,893	(20.0)%	46,145	(10.2)%	51,373
Margin	24.6%		22.7%		31.1%
Other revenues	$9,358	(26.5)%	$12,733	(27.3)%	$17,511
Other expenses	1,229	(72.3)%	4,442	(56.2)%	10,146
Selling, general and administrative expenses	$87,870	17.8%	$74,619	(6.0)%	$79,352
Percent of net revenues	34.1%		27.9%		25.9%

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

  2007 compared with 2006

        Casino revenues increased 9.0% to $114.2 million for the year ended December 31, 2007 as compared to $104.8 million for the year ended December 31, 2006. Table games revenue for the year ended December 31, 2007, increased approximately $9.2 million or 23.9% as compared to the year ended December 31, 2006. The number of operational table units and drop increased as the renovation was completed and areas of the Casino were opened resulting in an overall increase in total drop of 6.6% for the year ended December 31, 2007 when compared to the year ended December 31, 2006. Overall win percentage of 20.7% for the year ended December 31, 2007 was up compared to 17.8% for the year ended December 31, 2006. Slot revenue for the year ended December 31, 2007 decreased by approximately $1.1 million or 1.5% as compared to the year ended December 31, 2006. As the renovation was completed and areas of the Casino were opened, the number of slot machines on the floor was increased. Overall, total slot handle for the year ended December 31, 2007 declined 0.6% when compared to the year ended December 31, 2006. Combined revenues from other gaming activities decreased by $0.2 million or 5.7% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to business level declines related to the renovation. The race and sports book and poker were both temporarily relocated due to the renovation.

        Casino expenses increased 5.9% to $71.9 million for the year ended December 31, 2007 as compared to $67.9 million for the year ended December 31, 2006. The Casino profit margin increased 1.9 percentage points over the same twelve-month periods. As the renovation was completed and operating conditions returned to normal, operating margins stabilized.

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

        Casino expenses decreased 9.5% to $67.9 million for the year ended December 31, 2006 as compared to $75.0 million for the year ended December 31, 2005. The Casino profit margin decreased 7.1 percentage points over the same twelve-month periods. The revenue reductions in the Casino were the direct result of the renovation and were expected to be short term. Although variable expenses were decreased in reaction to the revenue declines, certain fixed expenses could not be eliminated resulting in the lower margins.

  Hotel

        Hotel revenue is derived from rooms and suites rented to guests. "Average daily rate" is an industry specific term used to define the average amount of revenue per occupied room per day. "Occupancy percentage" defines the total percentage of rooms occupied and is computed by dividing the number of rooms occupied by the total number of rooms available. Hotel revenue is recognized at the time the room is provided to the guest.

  2007 compared with 2006

        Hotel revenues decreased 3.9% to $106.8 million for the year ended December 31, 2007 as compared to $111.0 million for the year ended December 31, 2006. Hotel occupancy for the year ended December 31, 2007 was 97% of available rooms. Average daily room rates increased 4.7% to $128 for the year ended December 31, 2007 as compared to $122 for the year ended December 31, 2006. The number of available rooms was reduced due to renovation of approximately 1,300 rooms during 2007 resulting in the decline in overall revenue.

        Hotel expenses increased 2.2% to $41.6 million for the year ended December 31, 2007 as compared to $40.7 million for the year ended December 31, 2006. The Hotel profit margin decreased 2.3 percentage points over the same twelve-month period. Although expenses were controlled during the renovation period, certain fixed expenses and incremental expenses related to concessions for guest satisfaction during the renovation period could not be eliminated resulting in temporary declines in profit margin.

  2006 compared with 2005

        Hotel revenues increased 0.5% to $111.0 million for the year ended December 31, 2006 as compared to $110.4 million for the year ended December 31, 2005. Hotel occupancy percentages for the year ended December 31, 2006, remained consistent with the year ended December 31, 2005 at 97%. Average daily room rates remained relatively consistent when comparing the two periods at $122 for the twelve months ended December 31, 2006 compared to $121 for the twelve months ended December 31, 2005. Hotel occupancy and room rates exceeded our expectations during this renovation period.

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

  2007 compared with 2006

        Combined food and beverage revenues decreased 18.1% to $48.9 million for the year ended December 31, 2007 as compared to $59.7 million for the year ended December 31, 2006. Food revenues decreased $12.5 million or 24.0% over the previous twelve-month period as a result of the transition to leased outlets as well as a decrease in the number of hotel guests due to the room renovations. Beverage revenues increased $1.7 million or 12.6% when comparing the year ended December 31, 2007 to December 31, 2006 due to the opening of new beverage outlets including the race and sports book bar and the new center bar as the renovation to these areas was completed. Casino bars were temporarily closed and relocated throughout the course of the renovation in 2006.

        Combined food and beverage expenses decreased 20.0% to $36.9 million for the year ended December 31, 2007 as compared to $46.1 million for the year ended December 31, 2006. Food and beverage profit margin increased 1.9% over the same twelve-month period. The decrease in operating expenses and increase in profit margin were primarily the result of the transition to leased outlets during the year ended 2007 which resulted in significant labor and other expense elimination.

  2006 compared with 2005

        Combined food and beverage revenues decreased 19.9% to $59.7 million for the year ended December 31, 2006 as compared to $74.6 million for the year ended December 31, 2005. Food revenues decreased $7.8 million or 13.1% over the same twelve-month period, while beverage revenues declined $7.1 million or 34.8% over the same twelve-month period. The decreases in food and beverage revenues were driven by the outlet closures required for the renovation. The high end restaurants and 24-hour café were permanently closed and reopened in 2007 as outlets leased to third parties. Casino bars were temporarily closed and relocated throughout the course of the renovation in 2006.

        Combined food and beverage expenses decreased 10.2% to $46.1 million for the year ended December 31, 2006 as compared to $51.4 million for the year ended December 31, 2005. Food and beverage profit margin decreased 8.4% over the same twelve-month period. The increase in food and beverage expenses and the resulting decrease in food and beverage operating margins were primarily due to our inability to eliminate certain fixed expenses while the outlets were closed as well as increases in payroll and related benefits resulting from the collective bargaining agreement with the culinary union which became effective October 1, 2005.

  Other

        Other revenue includes entertainment sales, tenant income, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

  2007 compared with 2006

        Other revenues decreased $3.3 million or 26.5% to $9.4 million for the year ended December 31, 2007 as compared to $12.7 million for the year ended December 31, 2006. The decrease in other revenues was primarily due to loss of entertainment revenue from the TPA which has been operating under a third party lease since August 2006. The loss of entertainment revenue accounted for $5.4 million of the other revenue decline and has been partially offset by an increase in tenant income which is primarily driven by an increase in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against the land receivable.

        Other expenses decreased 72.3% to $1.2 million for the year ended December 31, 2007 as compared to $4.4 million for the year ended December 31, 2006. The decrease in other expenses was commensurate with the decrease in other revenues.

  2006 compared with 2005

        Other revenues decreased 27.3% to $12.7 million for the year ended December 31, 2006 as compared to $17.5 million for the year ended December 31, 2005. The decrease in other revenues was primarily the result of elimination of entertainment revenues in the TPA which was leased to a third party operator beginning August 2006.

        Other expenses decreased 56.2% to $4.4 million for the year ended December 31, 2006 as compared to $10.1 million for the year ended December 31, 2005. The decrease in other expenses was directly related to the closing of the TPA and elimination of entertainment expense.

  Selling, General and Administrative ("SG&A")

        SG&A expenses increased 17.8% to $87.9 million for the year ended December 31, 2007 as compared to $74.6 million for the year ended December 31, 2006. SG&A expenses as a percentage of net revenues increased 6.2% in comparing the same twelve-month periods. The increase in SG&A expenses for the year ended December 31, 2007 were the result of marketing expenses incurred related to the grand re-opening of the property once renovations were complete.

        SG&A expenses decreased 6.0% to $74.6 million for the year ended December 31, 2006 as compared to $79.4 million for the year ended December 31, 2005. SG&A expenses as a percentage of net revenues increased 2.0% in comparing the same twelve-month periods. The decrease in SG&A expenses was primarily due to reductions in repair and maintenance expenses that were incurred in 2005 but were not incurred in 2006.

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2007 was approximately $34.6 million compared to $22.5 million for year ended December 31, 2006. The increase in depreciation and amortization expense was directly related to the assets that were placed in service as the renovation was completed.

        Depreciation and amortization expense for the year ended December 31, 2006 was approximately $22.5 million compared to $23.6 million for year ended December 31, 2005. There were no significant additions to depreciable assets during the year as the most of the additions related to the renovation were placed in service during 2007 as the areas were completed.

  Net Interest Expense

        Net interest expense increased to $71.9 million for the year ended December 31, 2007 as compared to $61.7 million for the year ended December 31, 2006. Interest expense increased as the future funding available under the Loan was drawn. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness" below.

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

  Loss on Early Extinguishment of Debt

        For the year ended December 31, 2006, the Company recorded a loss on early extinguishment of debt of $60.2 million associated with the repayment of the debt outstanding under the Credit Agreement once the refinance was complete. This loss was comprised of the unamortized balance of the original issue discount recorded in connection with the Credit Agreement of $20.6 million, an exit fee payable to the lenders under the Credit Agreement of $3.7 million, a call premium on the Notes of $26.8 million and the write-off of previously deferred debt issuance costs and warrant amortization of $9.1 million.

Liquidity and Capital Resources

        During the year ended December 31, 2007, the PH Resort utilized cash flows from operating activities of approximately $20.7 million and had a balance of $21.5 million in cash and cash equivalents as of December 31, 2007. We also had current restricted cash and cash equivalents of approximately $32.0 million and long-term restricted cash and cash equivalents of approximately $45.6 million at December 31, 2007. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining payments associated with the renovation project and the interest reserve account balance which will be released once certain debt service coverage ratios are achieved. See "Description of Certain Indebtedness" below.

        Our primary cash requirements for 2008 are expected to include (i) approximately $10.7 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (ii) up to approximately $54.8 million in interest payments on our debt.

        We believe that cash generated from operations and cash held in reserve by the lenders under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz.

        There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

Off Balance Sheet Arrangements

        As of December 31, 2007, we did not have any off balance sheet arrangements. We have not entered into any transactions with special purposes entities, nor have we engaged in any derivative transactions other than the warrants attached to the Mezzanine Financing and the interest rate cap agreement described above (see "Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities").

Commitments and Contractual Obligations

        The following table summarizes our scheduled commitments and contractual obligations as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Long-term debt(a)	$1,785	$862,001	$2,243	$2,515	$2,819	$17,968
Sheraton hotel management contract(b)	11,145	11,480	11,824	12,179	12,544	201,791
Planet Hollywood licensing agreement(c)	3,738	3,850	3,966	4,085	4,207	87,345
Energy service consumption charges	1,140	1,140	1,140	1,140	1,140	7,980
Operating leases(d)	1,973	273	226	58	—	—
Employment agreements	4,866	3,192	2,214	703	572	143
Common Parking Area Use agreement(e)	5,120	5,120	5,376	5,376	5,376	715,427

Total	$29,768	$887,055	$26,989	$26,055	$26,658	$1,030,653

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

(c)
Fees under the Planet Hollywood licensing agreement generally commence when we begin operating as the PH Resort and are based on a percentage of our non-gaming revenues. See "Item 1. Business—Material Agreements—Planet Hollywood Licensing Agreement." Amounts are based on internal projections made by management.

(d)
Consists of leases for certain office and casino equipment.

(e)
Includes amounts paid for parking charges, as well as common area maintenance charges, which are estimates made by management based on current year expenses. The base fee is subject to a maximum 5% increase every five years.

Description of Certain Indebtedness

  Loan Agreement

        On November 30, 2006, OpBiz and PH Fee Owner (collectively the "Borrower") entered into the Loan Agreement (the "Loan Agreement") with Column Financial, Inc. (the "Lender") for a mortgage loan in the principal amount of up to $820 million. The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the "Amendment") to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million ("Future Funding Tranche B"). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

        The Loan matures in November 2008 and has three one year extension options subject to payment of a fee and the Borrower's compliance with the requirements for an extension outlined in the Loan Agreement. As the Company intends and has the ability to extend the maturity of the Loan, it is classified as a non-current liability as of the latest balance sheet date. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower's ability to spend excess cash flow until certain debt service coverage ratios are met.

        Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the "Lenders") and The Bank of New York, Asset Solution Division (the "Senior Agent") were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

        In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the Casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the "Property") was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

        In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the "Guarantors") executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee

equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

        In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the "Guaranty"), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

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

        In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under that certain Pledge Agreement, dated as of August 9, 2004, and executed by MezzCo in favor of the collateral Agent, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors' security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

        Additionally, MezzCo, EquityCo, and the Investors entered into an Amended and Restated Investor Rights Agreement, dated November 30, 2006 (the "A&R Investor Rights Agreement"), to amend and restate the original Investor Rights Agreements among the parties thereto, dated August 9, 2004.

        Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the "A&R Warrants") to the Investors upon approval by the Nevada gaming authorities. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

        In connection with the Restructuring Agreement, EquityCo entered into a Guaranty Agreement, dated November 30, 2006 (the "Guaranty Agreement"), in favor of the Investors and the Collateral Agent, pursuant to which EquityCo has guaranteed the obligation of MezzCo to pay the redemption price under the A&R Warrants prior to expiration and any indebtedness arising under the Put Note (as defined in the A&R Warrants).

        EquityCo and the Collateral Agent also entered into a Pledge Agreement, dated November 30, 2006 (the "Pledge Agreement"), pursuant to which EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

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

        The foregoing descriptions of the various agreements described above do not purport to be complete and are qualified in their entirety by reference to the agreements, which are filed herewith as exhibits, and incorporated herein by reference.

  Energy Services Agreement

        Northwind, a third party, owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the PH Resort under a contract which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. We pay interest on the amount outstanding under the Future Funding Tranche B monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 7.50% with a 1.5% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at December 31, 2007 would increase the annual interest cost by approximately $8.7 million.

        The following table provides information about our long-term debt at December 31, 2007 (see also "Description of Certain Indebtedness" above):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Loan Agreement	November 2008	$860,000	$860,000	$860,000
Energy Services Agreement	March 2018	29,330	29,330	29,330

Total long-term debt		$889,330	$889,330	$889,330

        We have entered into an interest rate cap agreement to manage interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers of BH/RE, L.L.C.

        We have audited the accompanying consolidated balance sheets of BH/RE, L.L.C. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, members' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule in the Index of Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BH/RE, L.L.C. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ ERNST & YOUNG LLP

Las Vegas, Nevada
March 27, 2008

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,468	$25,640
Receivables, net	26,920	12,917
Inventories	1,729	1,656
Prepaid expenses	7,487	8,111
Other current assets	216	389
Restricted cash and cash equivalents	32,008	18,341

Total current assets	89,828	67,054
Property and equipment, net	602,098	524,054
Restricted cash and cash equivalents	45,613	128,049
Land receivable	19,728	—
Deferred income tax	172	—
Deposits and other assets, net	9,629	18,037

Total assets	$767,068	$737,194

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$1,785	$1,592
Accounts payable	29,273	15,349
Accrued payroll and related	11,817	12,573
Accrued interest payable	8,182	6,059
Accrued taxes	3,338	2,526
Accrued expenses	9,422	6,270
Deposits	6,476	5,752
Other current liabilities	6,493	7,519
Due to affiliates	1,661	1,425

Total current liabilities	78,447	59,065
Long-term debt, less current portion	887,545	788,985
Deferred income tax	172	—
Other long-term liabilities	4,117	4,117

Total liabilities	970,281	852,167

Commitments and contingencies (Note 11)
Minority interest	(16,272)	(3,034)
Members' deficit:
Member's equity	21,500	21,500
Accumulated deficit	(208,441)	(133,439)

Total members' deficit	(186,941)	(111,939)

Total liabilities and members' deficit	$767,068	$737,194

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended
	2007	2006	2005
Operating revenues:
Casino	$114,245	$104,841	$130,083
Hotel	106,750	111,040	110,443
Food and beverage	48,903	59,716	74,594
Other	9,358	12,733	17,511

Gross revenues	279,256	288,330	332,631
Promotional allowances	(21,661)	(21,218)	(26,373)

Net revenues	257,595	267,112	306,258

Operating costs and expenses:
Casino	71,887	67,893	75,016
Hotel	41,525	40,651	45,123
Food and beverage	36,893	46,145	51,373
Other	1,229	4,442	10,146
Selling, general and administrative	87,870	74,619	79,352
Depreciation and amortization	34,579	22,509	23,592
Loss on disposition of assets	—	—	1,787

	273,983	256,259	286,389

Operating (loss) income	(16,388)	10,853	19,869

Other income (expense):
Interest expense, net	(71,852)	(61,702)	(54,964)
Loss on early extinguishment of debt	—	(60,225)	—
Minority interest	13,238	16,897	5,269
Loss on warrant valuation	—	(1,499)	(35)

	(58,614)	(106,529)	(49,730)

Pre-tax loss	(75,002)	(95,676)	(29,861)
Income tax provision	—	—	(15)

Net loss	$(75,002)	$(95,676)	$(29,876)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

(amounts in thousands)

	Equity Contributions	Accumulated Deficit	Total Members' Equity (Deficit)
Balances, December 31, 2004	$21,500	$(7,887)	$13,613
Net loss	—	(29,876)	(29,876)

Balances, December 31, 2005	21,500	(37,763)	(16,263)
Net loss	—	(95,676)	(95,676)

Balances, December 31, 2006	21,500	(133,439)	(111,939)
Net loss	—	(75,002)	(75,002)

Balances, December 31, 2007	$21,500	$(208,441)	$(186,941)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(75,002)	$(95,676)	$(29,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,579	22,509	23,592
Amortization of debt discount and issuance costs	8,010	7,040	7,038
Loss on early extinguishment of debt	—	60,225	—
Minority interest	(13,238)	(16,897)	(5,269)
Change in value of warrants	—	1,987	159
Loss on disposition of assets	—	—	1,787
Changes in assets and liabilities:
Restricted cash and cash equivalents	(13,667)	(18,341)	—
Receivables, net	(8,358)	6,876	(7,167)
Inventories and prepaid expenses	551	(2,689)	664
Deposits and other current assets	173	1,134	(493)
Due to affiliates	236	(166)	(296)
Accounts payable	40,441	(2,781)	1,264
Accrued payroll and related	(756)	(800)	2,721
Accrued expenses	3,964	(381)	(1,446)
Deposits and other current liabilities	(302)	1,105	2,296
Accrued interest	2,123	(837)	398
Long term deposits and other assets	557	350	—

Net cash used in operating activities	(20,689)	(37,342)	(4,628)

Cash flows from investing activities:
Purchases of property and equipment	(166,525)	(47,075)	(15,060)
Proceeds from sale of land to Westgate	2,683	1,444	—
Proceeds from sale of assets	—	—	49
Restricted cash and cash equivalents	82,436	(40,261)	8,412

Net cash used in investing activities	(81,406)	(85,892)	(6,599)

Cash flows from financing activities:
Borrowings under bank facility	100,330	759,670	—
Payable-in-kind interest added to debt principal	—	10,593	16,886
Repayment of bank facility	—	(497,971)	—
Repayment of mezzanine financing	—	(117,444)	—
Early extinguishment of debt	—	(30,485)	—
Payments on CUP financing	(1,577)	(1,407)	(1,256)
Financing fees	(830)	(15,501)	—

Net cash provided by financing activities	97,923	107,455	15,630

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(4,172)	(15,779)	4,403
Balance, beginning of period	25,640	41,419	37,016

Balance, end of period	$21,468	$25,640	$41,419

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$72,672	$64,052	$32,189

Non-cash investing and financing activities:
Capital assets acquired from incurring accounts payable and accrued liabilities	$26,517	$12,964	$—

Sale of land to Westgate, net of amount collected	$25,373	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

  Organization

        BH/RE is a holding company that owns 85% of EquityCo, L.L.C. ("EquityCo"). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). MezzCo, L.L.C. ("MezzCo") is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC ("OpBiz") and PH Mezz II LLC ("PH Mezz II") is a wholly owned subsidiary of MezzCo. PH Mezz I LLC ("PH Mezz I") is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC ("PH Fee Owner") is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC ("TSP Owner") is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the "PH Resort"). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the "Timeshare Parcel") that was sold to Westgate Resorts, LLP, a Florida limited partnership ("Westgate") subject to the Timeshare Purchase Agreement, dated December 10, 2004, between OpBiz and Westgate, as more fully described below. As of March 31, 2008, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE's voting membership interests. BH/RE's equity membership interests were held 40.75% by BH Casino and Hospitality LLC I ("BHCH I"), 18.50% by BH Casino and Hospitality LLC II ("BHCH II" and, together with BHCH I, "BHCH") and 40.75% by OCS Consultants, Inc. ("OCS").

        BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the "Aladdin") located in Las Vegas, Nevada. OpBiz completed the acquisition of the Aladdin on September 1, 2004 and completed a renovation project which transformed the Aladdin into the PH Resort at the end of 2007. In connection with the operation of the PH Resort, OpBiz has entered into an agreement with Planet Hollywood International, Inc. ("Planet Hollywood") and certain of its subsidiaries to, among other things, license Planet Hollywood's trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation ("Sheraton"), a subsidiary of Starwood, pursuant to which Sheraton will provide hotel management, marketing and reservation services for the hotel that comprises a portion of the PH Resort.

        BH/RE is a Nevada limited liability company and was organized on March 31, 2003. BH/RE was formed by BHCH and OCS. BHCH is controlled by Douglas P. Teitelbaum, a managing principal of Bay Harbour Management, L.C. ("Bay Harbour Management"). BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. Bay Harbour Management is an investment management firm. OCS is wholly owned and controlled by Robert Earl and holds Mr. Earl's investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant Accounting Policies and Estimates

        The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology management applies, BH/RE's significant accounting policies and basis of presentation are discussed below.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, as well as short-term investments with original maturities not in excess of 90 days.

  Restricted Cash and Cash Equivalents

        The balance in current restricted cash and cash equivalents at December 31, 2007 and 2006 was approximately $32.0 million and $18.3 million, respectively which consists of reserves required under the Loan Agreement (as defined in note 7) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $45.6 million and $128.0 million at December 31, 2007 and 2006, respectively, which represents the remaining cash commitments for the renovations to the property and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement, if the cost of the renovation does not exceed the current budget.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzes the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer's financial condition, collection history and any other known information. The allowance for doubtful accounts totaled approximately $7.1 million and $6.6 million as of December 31, 2007 and 2006, respectively.

  Inventories

        Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods.

  Property and Equipment

        Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company's capitalization policy, are expensed as incurred. The Company has established its capital expense policy to be reflective of its individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 7 years

        Property and equipment and other long-lived assets are evaluated for impairment in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, the asset to be sold is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flows model.

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

        The property and equipment and other long-lived assets that BH/RE obtained in the acquisition of the Aladdin were appraised by an independent third party. Property and equipment and the related accumulated depreciation amounts, as well as certain intangible assets recorded in the Company's consolidated balance sheets as of December 31, 2007 and 2006, are based on the independent third party appraisal.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE's consolidated balance sheets. Debt issuance costs, net of the related amortization totaled approximately $7.7 million and $14.8 million as of December 31, 2007 and 2006, respectively.

  Intangible Assets

        In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name, on its consolidated balance sheets at December 31, 2007 and 2006. The customer list was valued at approximately $2.7 million at the time of purchase and at December 31, 2007 and 2006, had a net book value of approximately $0.4 million and $1.1 million, respectively. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized as of February 2006. The customer list and trade name are being amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. The amortization expense related to the customer list and trade name for the years ended December 31, 2007 and 2006, totaled approximately $0.7 million and $0.8 million, respectively.

  Derivative Instruments and Hedging Activities

        Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Both SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See "Note 7. Long-Term Debt."

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

  Revenue Recognition and Promotional Allowances

        Casino revenues are recognized as the net win from gaming activities, which is the difference between gaming wins and losses. Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment, and merchandise provided on a complimentary basis to customers. Such complimentary amounts are then deducted from revenues as promotional allowances on BH/RE's consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and are listed in the table below.

	Year ended December 31,
	2007	2006	2005
Rooms	$5,492	$3,661	$3,779
Food and beverage	10,012	9,152	10,610
Other	28	764	1,370

Total cost of promotional allowances	$15,532	$13,577	$15,759

  Players' Club Program

        Players' club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense related to this program as the points are earned based on historical redemption percentages. The total accrued liability related to the players' club was $1.8 million at December 31, 2007, compared to $1.6 million at December 31, 2006.

  Self-Insurance Accruals

        BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $1.8 million and $2.4 million as of December 31, 2007 and 2006, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $11.5 million, $4.1 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

  Timeshare Purchase Agreement

        On December 10, 2004, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. ("Westgate"), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the "Timeshare Parcel"), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the close of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the "Modification Agreement") with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller's approval of Westgate's financing for the project.

        Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million which was the value per independent third party appraisal. The Company was carrying the land at a value of $29.5 million per the same independent third party appraisal. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received will be used to pay the purchase price for the land and the remaining 50% will be recorded as income as received. As of December 31, 2007, the Company has a receivable balance for the sale of land of $25.4 million, $19.7 million of which is classified as long-term in the accompanying financial statements.

  Membership Interests

        As of December 31, 2007, BH/RE's membership interests had not been unitized and BH/RE's members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 "Earnings Per Share" because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

  Equity Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

        There was $0.2 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the year ended December 31, 2007.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company's non-qualified stock options consistent with the requirements of SFAS No. 123(R).

Year Ended December 31, 2007
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

        Under APB No. 25 there was no compensation cost recognized for the Company's non-qualified stock options awarded for the year ended December 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

Year Ended December 31, 2005
(in thousands)
Net loss:
As reported	$(29,876)
Deduct: compensation expense under fair value-based method (net of tax)	(234)

Pro forma	$(30,110)

  Recently Issued Accounting Standards

  SFAS No. 157

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements", which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The adoption of SFAS 157 will not have a material effect on the Company's financial position, results of operation or cash flow.

  SFAS No. 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115," which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 will not have a material effect on the Company's financial position, results of operation or cash flow.

  Reclassifications

        Certain amounts in the December 31, 2006 consolidated financial statements have been reclassified to conform to the December 31, 2007 presentation. These reclassifications had no effect on the previously reported net income.

3.     RECEIVABLES

        Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2006
Casino	$18,322	$9,972
Hotel	6,811	8,014
Land sale receivable	25,373	—
Other	3,248	1,487

	53,754	19,473
Long-term portion of land sale receivable	(19,728)	—
Allowance for doubtful accounts	(7,106)	(6,556)

Receivables, net	$26,920	$12,917

4.     PROPERTY AND EQUIPMENT

        Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	December 31,
	2007	2006
Land	$68,479	$97,979
Building and improvements	502,584	367,663
Furniture, fixtures and equipment	115,003	36,444
Construction in progress	17	72,044

	686,083	574,130
Accumulated depreciation	(83,985)	(50,076)

Property and equipment, net	$602,098	$524,054

        Depreciation and amortization expense was approximately $34.6 million, $22.5 million and $23.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

5.     ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accrued slot club points	$1,803	$1,608
Accrued accounts payable	1,638	667
Accrued progressive reserve	997	903
Accrued utilities	627	513
Accrued legal fees	362	571
Accrued slot participation fees	350	314
Accrued commissions	419	275
Accrued Central Utility Plant charges	375	286
Accrued advertising	638	125
Accrued slot machines payable	852	—
Other accrued expenses	1,361	1,008

Accrued expenses	$9,422	$6,270

6.     OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Outstanding chips	$2,389	$1,714
Gaming and related	1,780	919
Advance commissions	812	1,063
Advances—sale of timeshare land	—	1,575
Warrant redemption	—	1,610
Other	1,512	638

Other current liabilities	$6,493	$7,519

7.     LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
$860 million Loan Agreement	$860,000	$759,670
Northwind Aladdin obligation under capital lease	29,330	30,907

Total long-term debt	889,330	790,577
Current portion of long-term debt	(1,785)	(1,592)

Total long-term debt, net	$887,545	$788,985

  Loan Agreement

        On November 30, 2006, OpBiz and PH Fee Owner (collectively the "Borrower") entered into the Loan Agreement (the "Loan Agreement") with Column Financial, Inc. (the "Lender") for a mortgage loan in the principal amount of up to $820 million. The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the "Amendment") to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million ("Future Funding Tranche B"). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

        The Loan matures in November 2008 and has three one year extension options subject to payment of a fee and the Borrower's compliance with the requirements for an extension outlined in the Loan Agreement. As the Company intends and has the ability to extend the maturity of the Loan, it is classified as a non-current liability as of the latest balance sheet date. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project as currently budgeted, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower's ability to spend excess cash flow until certain debt service coverage ratios are met.

        Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein (the "Lenders") and The Bank of New York, Asset Solution Division (the "Senior Agent") were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

        In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the "Property") was transferred from OpBiz to PH

Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

        In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. (the "Guarantors") executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of December 31, 2007 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

        In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the "Guaranty"), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the Property or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

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

        In addition, in connection with the Loan Agreement, MezzCo effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the Investors, pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

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

        In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the

Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under that certain Pledge Agreement, dated as of August 9, 2004, and executed by MezzCo in favor of the collateral agent, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors' security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

        Additionally, MezzCo, EquityCo, and the Investors entered into an Amended and Restated Investor Rights Agreement, dated November 30, 2006 (the "A&R Investor Rights Agreement"), to amend and restate the original Investor Rights Agreements among the parties thereto, dated August 9, 2004.

        Pursuant to the Restructuring Agreement, the Restructuring Parties agreed to amend the Warrants by issuing Amended and Restated Warrants to Purchase Membership Interests of MezzCo (the "A&R Warrants") to the Investors upon approval by the Nevada gaming authorities. The A&R Warrants will be exercisable at any time, subject to the approval of the Nevada gaming authorities, at a purchase price of $0.01 per unit. Subject to the approval of the Nevada gaming authorities, the warrants may be exercised to purchase either voting or non-voting membership interests of MezzCo or a combination thereof through the expiration date of December 9, 2012. In addition to customary anti-dilution protections, the number of units representing MezzCo membership interests issuable upon exercise of the A&R Warrants may be increased from time to time upon the occurrence of certain events as described in the A&R Warrants. Holders of the A&R Warrants and any securities issued upon exercise thereof may require MezzCo to redeem such securities commencing on December 9, 2011 at a redemption price based upon a formula set forth in the A&R Warrants. These rights expire upon completion of a public offering by MezzCo or OpBiz.

        In connection with the Restructuring Agreement, EquityCo entered into a Guaranty Agreement, dated November 30, 2006 (the "Guaranty Agreement"), in favor of the Investors and the Collateral Agent, pursuant to which EquityCo has guaranteed the obligation of MezzCo to pay the redemption price under the A&R Warrants prior to expiration and any indebtedness arising under the Put Note (as defined in the A&R Warrants).

        EquityCo and the Collateral Agent also entered into a Pledge Agreement, dated November 30, 2006 (the "Pledge Agreement"), pursuant to which EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

        On November 30, 2006, MezzCo entered into an Indemnification Agreement with the Investors, pursuant to which we agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

  Energy Services Agreement

        Northwind Aladdin ("Northwind"), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

  Scheduled Maturities of Long-Term Debt

        Scheduled maturities of BH/RE's long-term debt are as follows (in thousands):

Years ending December 31,
2008	$1,785
2009	862,001
2010	2,243
2011	2,515
2012	2,819
Thereafter	17,967

Total	$889,330

  Fair Value of Long-Term Debt

        The estimated fair value of BH/RE's long-term debt at December 31, 2007 and December 31, 2006 approximates the carrying values of $889.3 million and $790.6 million respectively.

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

8.     MEMBERSHIP INTERESTS

        The non-voting interests in BH/RE are owned 40.75% by BHCH I, 18.50% by BHCH II and 40.75% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl's investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood.

        BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. OpBiz is a wholly owned subsidiary of EquityCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood's equity interest in EquityCo is reflected as minority interest in the accompanying consolidated financial statements.

        BH/RE has the option to purchase all of Starwood's membership interests in EquityCo if OpBiz is entitled to terminate the hotel management contract between OpBiz and Sheraton (see Note 9) as a result of a breach by Sheraton. Starwood can require EquityCo to purchase all of its membership interests in EquityCo if the hotel management contract is terminated for any reason other than in accordance with its terms or as the result of a breach by Sheraton. In addition, BH/RE and Starwood entered into a registration rights agreement with respect to their membership interests in EquityCo.

9.     RELATED PARTY TRANSACTIONS

  Planet Hollywood Licensing Agreement

        OpBiz, Planet Hollywood and certain of Planet Hollywood's subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various "Planet Hollywood" trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz's non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $1.9 million for the year ended December 31, 2007.

        In addition to being a manager of BH/RE, Mr. Earl is the chief executive officer and chairman of the board of directors of Planet Hollywood. Similarly, Mr. Teitelbaum is a manager of BH/RE and a director of Planet Hollywood. Together, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

  Sheraton Hotel Management Contract

        OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $9.3 million, $9.9 million and $10.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Planet Hollywood (LV) LLC Lease Agreement

        OpBiz and Planet Hollywood (LV) LLC ("Planet Hollywood LV") have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named "Planet Dailies" within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. The Company believes that the provisions of this lease agreement reflect arm's length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.3 million for the year ended December 31, 2007.

        Planet Hollywood LV is wholly owned by, and a subsidiary of, Planet Hollywood International, Inc. Together, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood International, Inc. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood International Inc. owned by the trust.

  Earl of Sandwich (Las Vegas), LLC Lease Agreement

        OpBiz and Earl of Sandwich (Las Vegas), LLC ("Earl of Sandwich") have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named "Earl of Sandwich" within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.1 million for the year ended December 31, 2007. The Company believes that the provisions of this lease agreement reflect arm's length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

        Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl's children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

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

  Aircraft Charter Arrangements

        In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter. The Company currently utilizes several different third-party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location. One or more affiliates of BH/RE have placed an owned aircraft in service with one such vendor. From time to time, the Company may utilize the services of this vendor which may involve the affiliates' owned aircraft provided that the rate charged for that aircraft shall be at arm's length and fair market for similar aircraft.

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

        MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner (collectively referred to as MezzCo hereafter) account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        Management believes it is more likely than not that its net deferred tax asset will not be realized and has therefore recorded a valuation allowance against this net deferred tax asset.

        The income tax provision from operations consists of the following (amounts in thousands):

December 31,
	2007	2006
Current	$—	$—
Deferred	—

Total income tax provision	$—	$—

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows (amounts in thousands):

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Pre-tax loss at U.S. statutory rate	$(26,251)	35.0%	$(33,487)	35.0%
Tax attributable to pass-through entities	(4,633)	6.2	(5,914)	6.2
Non-deductible interest expense	—	0.0	(26)	0.0
Tax credits, net of current addback	(279)	0.4	(454)	0.5
Other	127	(0.2)	(743)	0.7
Valuation allowance	31,036	(41.4)	40,624	(42.4)

Effective tax rate	$—	(0.0)%	$—	(0.0)%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2007	2006
Deferred tax assets:
NOL carryforward	$81,452	$51,570
Mezzanine interest OID	—	—
Accruals	2,688	2,025
Construction Retention	—	1,228
Reserves for doubtful accounts	3,398	2,431
Amortization	1,034	1,160
Tax credits	1,576	1,051
Other	1,168	1,255
Depreciation	—	—

Total deferred tax assets	$91,316	$60,720

Deferred tax liabilities:
Depreciation	$(8,701)	$8,691
Prepaid expenses	(2,283)	2,839

Total deferred tax liabilities	$(10,984)	$11,530

Valuation allowance	(80,160)	(49,190)

Net deferred tax assets and liabilities	$172	$—

        MezzCo has a valuation allowance at December 31, 2007 and 2006 recorded against tax benefits that are more likely than not unrealizable. As of December 31, 2007, MezzCo has federal net operating losses of $232.7 million which begin to expire after 2024. MezzCo has general business credit carryforwards at December 31, 2007 of $1.6 million which begin to expire after 2024 and a minimum tax credit carryforward of $7,000.

        The Company adopted the provisions of FIN 48 on January 1, 2007. At the time FIN 48 became effective, the Company had $1.8 million of uncertain tax benefits. Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing valuation allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. Absent the existing valuation allowance, $0.1 million of uncertain tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

Balance at January 1, 2007	$1,776
Gross increases—tax positions in prior period	41
Gross decreases—tax positions in prior period	(225)
Gross increases—current-period tax positions	155
Gross decreases—current-period tax positions	—
Settlements	—
Lapse of statute limitations	—

Balance at December 31, 2007	$1,747

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

11.   COMMITMENTS AND CONTINGENCIES

  Litigation

        In the normal course of business, BH/RE is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation.

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

  Leases

        OpBiz leases certain real property, furniture and equipment. The leases are accounted for as operating or capital leases in accordance with SFAS No. 13, "Accounting for Leases."

        At December 31, 2007, aggregate minimum rental commitments under noncancelable operating leases and capital leases with initial or remaining terms of one year or more consisted of the following (in thousands):

	Operating Leases	Capital Leases
Years ending December 31,
2008	$1,973	$4,962
2009	273	4,963
2010	226	4,965
2011	58	4,966
2012	—	4,964
Thereafter	—	23,628

Total minimum lease payments	$2,530	48,448

Less: Amounts representing interest		(19,118)
Total obligations under capital leases		29,330
Less: Amounts due within one year		(1,785)

Amounts due after one year		$27,545

        The current and long-term obligations under capital leases are included in "Current portion of long-term debt" and "Long-term debt, less current portion," respectively, in the accompanying consolidated balance sheets. Rental expense amounted to approximately $2.2 million, $2.8 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Theater Lease

        On December 16, 2004, OpBiz entered into a long-term lease agreement whereby CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 ("CCE") renovated and is operating a showroom on the mezzanine level and the 7,500 seat theater at the PH Resort. CCE has the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

12.   EMPLOYEE BENEFIT PLANS

  401K Plan

        OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees' contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 respectively.

  Health Insurance Plan and Self-Funded Employee Health Care Insurance Program

        OpBiz maintains a qualified employee health insurance plan covering all employees who work in a full-time capacity. The plan, which is self-funded by OpBiz with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents.

        OpBiz's employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported.

        At December 31, 2007 and 2006, OpBiz's estimated liabilities for all unpaid and incurred but not reported claims totaled approximately $1.8 million and $2.4 million respectively.

13.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Pre-tax loss	Net loss
	(In thousands)
Year ended December 31, 2007:
First Quarter	$63,587	$(86)	$(15,157)	$(15,157)
Second Quarter	64,832	(181)	(15,188)	(15,188)
Third Quarter	57,129	(12,687)	(26,833)	(26,833)
Fourth Quarter	72,047	(3,434)	(17,824)	(17,824)
Year ended December 31, 2006:
First Quarter	$73,481	$8,213	$(5,458)	$(5,458)
Second Quarter	68,503	2,743	(8,953)	(8,953)
Third Quarter	63,931	(633)	(12,570)	(12,570)
Fourth Quarter	61,197	530	(68,695)	(68,695)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

  (a)   Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") of the Company as of December 31, 2007 and have concluded that they are effective within the reasonable assurance threshold described below.

  (b)   Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

  (c)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The members of the board of managers and executive officers of BH/RE and its subsidiaries are as follows:

Name	Age	Position
Robert Earl	56	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Douglas P. Teitelbaum	42	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Michael V. Mecca	59	President and Chief Executive Officer of BH/RE and OpBiz
Donna Lehmann	38	Chief Financial Officer of OpBiz and Treasurer of BH/RE
Mark S. Helm	37	Senior Vice President, General Counsel and Secretary of OpBiz
Darby Davies	57	Senior Vice President of Casino Marketing of OpBiz
William Feather	46	Executive Vice President of Hotel and Food and Beverage of OpBiz
Dean DiLullo	44	Executive Vice President and Chief Operating Officer of OpBiz
Joey Tallone	57	Executive Vice President of Casino Marketing of OpBiz
George Barry Hardy	60	Manager of OpBiz
Eugene I. Davis	52	Manager of OpBiz
Allison Reid	43	Manager of EquityCo and OpBiz
Thomas M. Smith	55	Manager of EquityCo and OpBiz

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

        Darby Davies.    Ms. Davies has served as Senior Vice President, Casino Marketing of OpBiz since January 2, 2006. Ms. Davies has over 32 years of experience in the gaming industry. Prior to joining OpBiz, Ms. Davies was Vice President of Casino Marketing at Mandalay Bay Resort & Casino, Las Vegas, Nevada from November of 1998 to April of 2005. From June of 1995 to October of 1998, she was Director of Player Development at Bally's Hotel & Casino in Las Vegas, Nevada. From March, 1993 to November 1994 she was Vice President of Casino Marketing at the Desert Inn Hotel & Casino in Las Vegas, Nevada. Prior to 1993, Ms. Davies was employed at Caesars Tahoe for 15 years in various positions including Associate Vice President of Caesars World Branch Office Marketing (CWBOM).

        William Feather.    Mr. Feather has served as Executive Vice President of Hotel Operations and Food and Beverage since September of 2004. Mr. Feather has over 23 years of senior level management experience in hotel operations. Mr. Feather has served in several key positions for Starwood Hotels and Resorts Worldwide including regional hotel responsibility for Starwood in Dallas and Boston. Mr. Feather's last position with Starwood prior to coming to Las Vegas was the General Manager of the Westin Mission Hills in Rancho Mirage, California where his scope of responsibility included managing the addition of Starwood Vacation Ownership Villas. Mr. Feather has been employed by Starwood since 1997.

        Dean DiLullo.    Mr. DiLullo was appointed Executive Vice President and Chief Operating Officer of OpBiz effective March 24, 2008 pursuant to an employment agreement entered into on March 19, 2008. Mr. Dillulo has over 21 years of experience in the gaming industry. Prior to joining OpBiz, Mr. DiLullo served as President of M1 Network which provided consulting services in gaming operations, marketing, advertising and database strategies from October 2007 through March 2008. Mr. DiLullo held varying positions at Station Casinos, Inc., including Vice President/General Manager at several of their Las Vegas properties, from November 1995 through September 2007. His most recent position prior to leaving Station Casinos, Inc. was Vice President/General Manager of Sunset Station, Henderson, Nevada. Prior to his employment at Station Casinos, Inc., Mr. DiLullo was the Director of Marketing at the Rio Hotel & Casino, Las Vegas, Nevada from August 1992 through October 1995 and held varying positions at Aztar Corporation (Tropicana Resort & Casino), Las Vegas, Nevada from August 1986 through August 1992 including Manager of Financial Analysis and Planning and Director of Marketing and Advertising.

        The term of Mr. DiLullo's employment agreement is for three (3) years, terminating on March 24, 2011. OpBiz may terminate Mr. DiLullo's employment at any time without cause upon 15 days written notice, in which case he will be entitled to receive severance pay equal to twelve months' salary. Mr. DiLullo may terminate his employment at any time upon 30 days' prior written notice.

        Pursuant to the Employment Agreement, OpBiz pays Mr. DiLullo a salary of $350,000 per year. Mr. DiLullo is also eligible to participate in OpBiz's bonus program pursuant to which he is eligible to receive an annual bonus equal to up to 50% of his base salary based on achievement of EBITDA goals to be established by OpBiz's Board of Managers. Mr. DiLullo's bonus for the first year of employment shall be at least 25% of his base salary. The remaining 25% bonus is payable if a specified EBITDA amount is achieved.

        Mr. DiLullo's employment agreement provides that he may be granted the option to purchase a percentage of the equity of MezzCo, L.L.C., the parent of OpBiz, after a six month evaluation period.

        Joey Tallone.    Joey Tallone entered into an employment agreement with OpBiz on February 7, 2008, pursuant to which he will be the Executive Vice President of Casino Marketing of OpBiz effective April 14, 2008. Mr. Tallone has over 28 years of experience in the gaming industry. Mr. Tallone has been employed by Harrah's Entertainment, Inc. from September 1999 through April 2008 where he has held varying positions in marketing. Mr. Tallone was the Vice President of Casino Marketing at Bally's and Paris, two of Harrah's Entertainment, Inc.'s Las Vegas Strip properties from July 2001 through April 2008. Mr. Tallone was the Assistant Vice President of Casino Marketing for Harrah's Entertainment, Inc. from February 2000 through July 2001 and was a Senior Credit Executive from September 1999 through February 2000.

        The term of Mr. Tallone's employment agreement is for three (3) years, terminating on April 14, 2011. OpBiz may terminate Mr. Tallone's employment at any time without cause upon 15 days written notice, in which case he will be entitled to receive severance pay equal to twelve months' salary. Mr. Tallone may terminate his employment at any time upon 30 days' prior written notice.

        Pursuant to the employment agreement, OpBiz pays Mr. Tallone a salary of $350,000 per year. Mr. Tallone is also eligible to participate in OpBiz's bonus program pursuant to which he is eligible to receive an annual bonus equal to up to 50% of his base salary provided that Mr. Tallone's bonus for the first year of employment shall be at least $100,000.

        Mr. Tallone's employment agreement also provides him with an option to purchase up to 0.1% of the equity of MezzCo, L.L.C., the parent of OpBiz, vesting one-third annually on his employment anniversary dates.

        George Barry Hardy.    Mr. Hardy was appointed as a manager of OpBiz and a member of the Audit Committee in August 2007. George Barry Hardy has over 30 years experience in the leisure and gaming industries and is a Fellow of the Institute of Chartered Accountants. Prior to his appointment as a manager of OpBiz, Mr. Hardy served in several key positions for London Clubs International including Chief Financial Officer, Chief Operating Officer and Deputy Executive Chairman. Mr. Hardy was employed by London Clubs International for 18 years and has extensive experience managing and operating casinos in multiple jurisdictions including the United States, Europe and South Africa.

        Eugene I. Davis.    Mr. Davis was appointed as a manager of OpBiz and Chairman of the Audit Committee in November 2006. Mr. Davis is the Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately-held consulting firm specializing in turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and/or acted as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and/or Chairman of the Board of a number of businesses, including companies operating in the telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics sectors. Prior to forming PIRINATE, Mr. Davis served as President, Vice-Chairman and Director of Emerson Radio Corp, and CEO and Vice-Chairman of Sport Supply Group, Inc. Mr. Davis began his career as an attorney and international negotiator with Exxon Corp. and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a BA from Columbia College, a Masters of International Affairs (MIA) in International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia University School of Law.

        Thomas M. Smith.    Mr. Smith was appointed as a manager of EquityCo and OpBiz in March 2005. Mr. Smith has more than twenty-five years of senior level management experience in hotel real estate investment and operations. He is a senior vice president of Starwood Hotels and Resorts Worldwide (HOT) Real Estate Group. Prior to joining Starwood in 1998, Mr. Smith was a managing director with CIGNA Corporation's Real Estate Investment Division, where he was responsible for hotel real estate investments for eleven years.

        Allison Reid.    Ms. Reid was appointed as a manager of EquityCo and Opbiz in August 2007. Ms. Reid has been employed by Starwood Hotels and Resorts Worldwide (HOT) since August 2000. She currently serves as Starwood's Senior Vice President Real Estate Investment Management and is responsible for overseeing Starwood's global joint venture and leasehold interests. Ms. Reid has held several roles at Starwood including, Senior Vice President Real Estate Administration, CFO W Hotels Worldwide, VP Investor Relations and VP Owner Relations. Prior to joining Starwood, Ms. Reid held various finance and operations related positions with Interstate Hotels and Resorts and ITT Sheraton Corporation. Ms. Reid and Thomas M. Smith, a member of the Board of Managers of OpBiz and EquityCo, are the Starwood designees to the Board of Managers.

        As OpBiz is our operating subsidiary, the information provided below discusses the board of managers of OpBiz (the "Board").

  Meetings of the Board of Managers

        The Board met four times between January 1, 2007 and December 31, 2007. The Board has a standing Audit Committee, Compensation Committee, Compliance/Credit Committee, Executive Committee and a Renovation Committee. During 2007, none of the members of the Board attended less than 75% of the meetings held by the Board, or the total number of meetings held by all committees of the Board on which various members served. The current members of each of the Board's standing committees are listed below.

  The Audit Committee

        The Board has a separately designated standing Audit Committee, whose current members are Eugene I. Davis and George Barry Hardy. Mr. Davis serves as Chairman of the Audit Committee. The Board has considered the independence of our Audit Committee members and determined that all members of the Audit Committee are independent for purposes of serving on the Audit Committee.

        The Audit Committee meets periodically with BH/RE's independent auditors, management, internal auditors and legal counsel to discuss accounting principles, financial and accounting controls, the scope of the annual audit, internal controls, regulatory compliance and other matters. The Audit Committee also advises the Board on matters related to accounting and auditing and selects the independent auditors. The independent auditors and internal auditors have complete access to the Audit Committee without management present to discuss results of their audit and their opinions on adequacy of internal controls, quality of financial reporting and other accounting and auditing matters. The Audit Committee operates under a formal charter, which is filed as an exhibit to this Annual Report on Form 10-K.

        The Board has determined that all Audit Committee members are financially literate and has also determined that both Eugene I. Davis and George Barry Hardy qualify as audit committee financial experts as such term is defined in Item 407(d)(5) of Regulation S-K. The Board has further determined that both audit committee members are independent as such term is defined in Rule 4200 of the

NASDAQ Marketplace Rules and in the rules and regulations of the Securities and Exchange Commission.

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

  The Compliance/Credit Committee

        The current members of the Compliance/Credit Committee are Douglas P. Teitelbaum and Robert Earl. The Compliance/Credit Committee has the responsibility and authority to set policies for the establishment of the Gaming Compliance Program and the Credit Extension Program. The Gaming Compliance Program establishes policies and procedures to ensure that OpBiz remains in compliance with any and all gaming regulations. The Credit Extension Program establishes policies and procedures for extending credit to OpBiz's gaming customers.

  The Executive Committee

        The current members of the Executive Committee are Douglas P. Teitelbaum and Robert Earl. The Executive Committee has the full power and authority to act for the Board between meetings in all matters on which the Board is authorized to act and where specific actions shall not have previously been taken by the Board unless (i) the Board has taken action restricting the authority of the Executive Committee to act; (ii) the action is the final approval of BH/RE's annual budget or (iii) such action would require the consent of Starwood Nevada Holdings, LLC (as defined in the Second Amended and Restated Operating Agreement of EquityCo, LLC).

  The Renovation Committee

        The current members of the Renovation Committee are Douglas P. Teitelbaum and Robert Earl. The Renovation Committee has the authority to develop and implement the renovation capital expenditure budget for presentation and approval by the Board and, upon such approval, shall be further authorized to enter into and monitor any and all contracts, agreements or arrangements and payments made in connection therewith.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 (a) of the Exchange Act requires our managers, executive officers and certain beneficial owners (collectively, "Section 16 Persons") to file reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2007, and other information, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2007 except initial statements of beneficial ownership on Form 3 were filed late on behalf of George Barry Hardy, Allison Reid and Scott Messinger.

  Code of Ethics

        BH/RE's Code of Ethics, which is filed as an exhibit to this Annual Report on Form 10-K, has been approved by its Board and applies to all of its managers and executive officers, including its principal executive officer, principal financial officer and principal accounting officer. BH/RE's Code of Ethics covers all areas of professional conduct including, but not limited to, conflicts of interests, disclosure obligations, insider trading, confidential information, as well as compliance with all laws and rules and regulations applicable to its business.

        BH/RE undertakes to provide without charge to any person, upon request, a copy of this Code of Ethics. Requests should be directed in writing to BH/RE, L.L.C., Attention: General Counsel, 3667 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Compensation Program

        The PH Resort operates in a highly competitive and rapidly changing hotel casino industry. The PH Resort competes, with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. In order to be and remain competitive with other companies in the hotel casino industry, one of the primary objectives of our compensation program is to attract, motivate and retain talented, qualified executives to manage and lead our Company. Our objective is to provide an executive compensation structure and system that is both competitive in the marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions. A further objective of our compensation program is to align the executive officers' compensation with our membership interest holders, which will lead to the long-term enhancement of membership interest value. Our compensation program provides incentives and rewards for each executive officer for their contribution to the Company and for the achievement of the Company's annual and long-term performance goals. We also endeavor to ensure that our compensation program reinforces business strategies and objectives consistent with the Company's goals and that it is administered in a fair and equitable manner consistent with established policies and guidelines.

        Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees. Our compensation program is designed to reward teamwork and each team member's contribution to the Company.

        To enable us to achieve our objectives, we must maintain a flexible compensation structure to appropriately recognize and reward our existing and future executive officers. The ability to reward superior performance is essential if we want to provide superior services to our customers and remain competitive in the hotel casino industry. The Compensation Committee relies on its own judgment in setting each executive officer's compensation and not on any rigid guidelines or formula. Key factors affecting the Committee's compensation judgments include: (i) the nature and scope of an executive's responsibilities; (ii) an executive officer's performance (including contribution to the Company's financial results); and (iii) market compensation for similar responsibilities.

Elements of Compensation Program and Why We Chose Each (How It Relates to Objectives)

        To accomplish these objectives, our executive officers' compensation encompasses a mix of base salary, annual discretionary cash bonuses, annual non-equity incentive based awards, membership interest, severance benefits, a small number of perquisites and a variety of other benefits that are generally available to all of our salaried employees, such as a 401(k) Plan and health and welfare benefits.

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

  Base Salaries

        Generally, base salaries for executives are administered on a subjective, individual basis by the Compensation Committee using as a guideline a variety of factors, including the executive's scope of responsibilities, an assessment of similar roles within the hotel/casino industry, and internal equity among executives. We have a significant level of competition for attracting and retaining talented, qualified executive officers in the hotel casino industry. Base salaries are set at levels that allow the Company to attract and retain superior leaders that will enable the Company to deliver on its business goals. Base compensation is targeted to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in our industries and the general marketplace. The criteria for measurement include data secured from a range of industry and general market sources.

        Variation from salary norms occurs when the value of the individual's expertise, performance, specific skill set, experience and level of contribution relative to others in the organization justifies variation. Base salary recognizes an employee's role, responsibilities, skills, experience and sustained performance. We also recognize that it is necessary to provide executives with a portion of total compensation that is delivered each month and provides a balance to other pay elements that are more at risk, such as annual discretionary or incentive based bonuses.

        The Company is a party to employment agreements, as amended, with all of the current named executive officers except Mr. William Feather. Mr. Feather is an employee of Starwood and we reimburse Starwood for Mr. Feather's payroll expense as outlined in the management agreement with Starwood. See Item 13. "Certain Relationships and Related Transactions, and Director Independence—Transactions with Starwood." Base salary is reviewed annually by the Compensation Committee and may be increased based on individual performance during the prior calendar year and cost of living adjustments, as appropriate. Pursuant to these employment agreements, however, a decrease in base salary is prohibited.

  Bonuses

        Our practice is to award annual cash bonuses based upon performance objectives. Executive bonuses are used to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these Company financial objectives and individual goals. Executive officers have the opportunity to earn a bonus of up to a maximum of 50% of their base salary (or, in the case of the Chief Executive Officer, up to a maximum of 100% of his base salary). Bonuses are determined based on a combination of qualitative and quantitative measures, the details of which are established annually for each executive as performance goals. The quantitative and qualitative performance goals used to determine executive bonuses include the achievement of the Company's EBITDA goals for the year (such EBITDA goals as are determined by the Board of Managers or Compensation Committee, as applicable) and also include goals that vary for each executive based on his/her responsibilities, which may include: discreet measures, benchmarks and standards of operation such as departmental EBITDA goals being achieved (for revenue generating departments), departmental productivity, cost containment, customer services and such other measures, benchmarks and standards as are established for such executives officers' respective department. When determining the bonuses for executive officers, the Compensation Committee makes a final determination based on the performance of the executive and the division or group that he/she leads relative to the performance-based goals. However, the Company's overall performance and achievement of annual, targeted EBITDA goals is at least a 25% factor in all performance goals. In this regard, we use full cash bonuses to reward performance achievements by our executive officers generally only as to years in which we are substantially profitable; we use salary as a base amount necessary to match our competitors for executive talent. Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year.

        Notwithstanding the foregoing, and pursuant to the Company's employment agreement with Darby Davies, Darby Davies receives guaranteed minimum, annual bonuses as follows: (i) a minimum bonus of at least $50,000 on January 2, 2007; (ii) a minimum bonus of at least $75,000 on January 2, 2008; and (iii) a minimum bonus of at least $100,000 on December 31, 2008.

  Membership Interests; Long-Term Equity Incentives

        We consider the granting of options to purchase membership interests to be an extremely effective form of compensation for executive officers because it provides long-term incentives for superior performance, leading to enhanced membership interest value, and aligning executive compensation with the interests of the other membership interest holders. We believe that granting options to purchase membership interests is a great method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and the membership interest holders. Also, it is a key retention tool because the options to purchase membership interests vest over a period of years. Although there is no set formula for the granting of these options to individual executives, generally the size of an executive's option award is based on the executive's level and role within the Company assessed against long-term compensation data for competitive positions.

        The Company is a party to employment agreements, as amended, with all of the current named executive officers except Mr. William Feather. As stated above, Mr. Feather is an employee of Starwood. The employment agreements have initial terms of two to five years. The employment agreements provide, depending on the terms thereof, that these executives are entitled to options to purchase between 0.2% and 3% of the equity in MezzCo. The options were granted with an exercise price equal to or greater than the fair value at the date of grant. The options are "time based" and portions thereof vest annually in equal increments throughout the terms of the respective employment agreements. The executive must remain employed by the Company at each year's end to receive the option's vested amount attributable to that year.

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

  401(k) Plan and Other Benefits

        Our executive officers are eligible for the same level and offering of benefits made available to other employees, including the Company's 401(k) Plan and health and welfare benefit programs.

        OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees' contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 respectively. All of our named executive officers participated in our 401(k) plan and received matching funds.

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

How the Company Chose Amounts and/or Formulas for Each Element

        Each executive's current and prior compensation is considered in setting future compensation. To some extent, our compensation plan is based on the market and the companies we compete against for executives. We believe that the elements of our plan (e.g., base salary, bonus and membership interest options) are similar to the elements used by many comparable companies in the hotel casino industry. The exact compensation and benefits are chosen in an attempt to balance our competing objectives of attracting, retaining and motivating executives, fairness to all membership interest holders, and internal equitability for respective executive positions.

        In addition, as of the end of fiscal year 2007, there has been no leadership turnover in the Company by our executive officers. We believe this is a good indication that our leadership compensation package is reasonable.

Accounting and Tax Treatment

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

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

  Summary Compensation Table

        The following table sets forth the compensation paid or accrued for our principal executive officer, our principal financial officer and other executive officers for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Michael V. Mecca President and Chief Executive Officer of BH/RE and OpBiz(1)	2007 2006	601,665 565,477	— —	67,683 235,280	— —	— —	669,348 800,757
Donna Lehmann Treasurer of BH/RE and Chief Financial Officer of OpBiz	2007 2006	312,257 283,821	— 100,000	15,685 23,528	166,375 37,813	— —	494,317 445,162
Mark S. Helm Senior Vice President, General Counsel and Secretary of OpBiz	2007 2006	282,761 243,562	— 200,000	13,107 15,685	166,375 32,450	— —	462,243 491,697
Darby Davies Senior Vice President of Casino Marketing of OpBiz	2007 2006	275,595 245,887	— —	23,528 23,528	75,000 50,000	— —	374,123 319,415
William Feather Executive Vice President of Hotel and Food and Beverage of OpBiz(4)	2007 2006	324,117 300,527	— —	13,107 15,685	141,500 117,266	— —	478,724 433,478

(1)
Mr. Mecca's annual compensation includes an automobile allowance of $34,576 and $32,927 for the years ending December 31, 2007 and 2006 respectively.

(2)
The annual compensation for options vested during 2007 and 2006 has been computed in accordance with the provisions of SFAS 123 (R) as discussed in Note 2, "Summary of Significant Accounting Policies" to our financial statements.

(3)
Ms. Lehmann and Messrs. Helm and Feather earned compensation in accordance with the Company's annual bonus program for achieving certain short-term goals as described above. Ms. Davies received a bonus payment in accordance with the terms of her employment agreement.

(4)
Mr. Feather is an employee of Starwood. Salary presented here represents all amounts paid to Starwood for reimbursement of Mr. Feather's compensation expense under the terms of the management agreement. See Item 13. "Certain Relationships and Related Transactions, and Director Independence—Transactions with Starwood."

  Michael V. Mecca Employment Agreement

        Mr. Mecca serves as president and chief executive officer of BH/RE and OpBiz under an employment agreement that expires in March 31, 2013. The employment agreement automatically renews for successive five-year terms unless either party elects not to renew at least 90 days prior to the end of a term. OpBiz paid Mr. Mecca a base salary of $571,725 in 2007, which is subject to annual upward adjustments. OpBiz pays Mr. Mecca a performance bonus determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. The agreement provides

Mr. Mecca with an option to purchase up to 3% of the equity of MezzCo at an exercise price based on a current subscription valuation, vesting one-third annually beginning on April 11, 2004. Mr. Mecca has granted OpBiz a right of first refusal with respect to any proposed sales of his equity interests in MezzCo. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission.

        OpBiz may terminate Mr. Mecca's employment immediately at any time for cause. If OpBiz terminates Mr. Mecca's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is not specifically defined in Mr. Mecca's employment agreement. Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca's employment for cause on December 31, 2007, OpBiz would have been obligated to pay Mr. Mecca $23,141 which represents accrued but unpaid base salary.

        OpBiz may terminate Mr. Mecca's employment immediately at any time without cause. If OpBiz terminates Mr. Mecca's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by OpBiz's Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca's employment without cause on December 31, 2007, OpBiz would have been obligated to pay Mr. Mecca further compensation in the approximate total amount of $594,866.

  Donna Lehmann Employment Agreement

        Ms. Lehmann serves as the treasurer of BH/RE and chief financial officer of OpBiz under an employment agreement that expires on September 1, 2010. OpBiz paid Ms. Lehmann a base salary of $332,750 in 2007, which is subject to annual upward adjustments at a minimum of 5% per annum. Ms. Lehmann was paid a one-time transition bonus of $75,000 in 2004 for her transition from vice president of finance for Aladdin Gaming to her current position with OpBiz. She will receive an annual discretionary bonus of up to 50% of her annual compensation determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. The agreement provides that Ms. Lehmann is eligible to receive an option to purchase up to 0.3% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on September 1, 2005.

        OpBiz may terminate Ms. Lehmann's employment immediately at any time for cause. If OpBiz terminates Ms. Lehmann's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is defined in Ms. Lehmann's employment agreement as follows: (i) failure to abide by the Company's policies and procedures; (ii) misconduct, insubordination, or inattention to the Company's business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann's employment for cause on December 31, 2007, OpBiz would have been obligated to pay Ms. Lehmann $12,010 which represents accrued but unpaid base salary.

        OpBiz may terminate Ms. Lehmann's employment at any time without cause upon fifteen (15) days written notice to Ms. Lehmann of its intent to terminate the employment agreement, or, in OpBiz's sole discretion, the equivalent of two (2) weeks of her then annual base salary in lieu of notice. If OpBiz terminates Ms. Lehmann's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of her then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination (ii) base salary earned but unpaid through the date of termination; (iii) accrued paid time off earned through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann's employment without cause on December 31, 2007, OpBiz would have been obligated to pay Ms. Lehmann further compensation in the approximate total amount of $424,747.

        Upon Ms. Lehmann's death or disability, her employment agreement terminates immediately. If Ms. Lehmann's employment is terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Ms. Lehmann, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Ms. Lehmann's employment agreement as her incapacity, certified by a licensed physician selected by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for sixty (60) days or more. In the event that she disagrees with the conclusions of the Company's physician, she (or her representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Ms. Lehmann's employment was terminated for death or disability on December 31, 2007, OpBiz would have been obligated to pay Ms. Lehmann $12,010 which represents accrued but unpaid base salary.

  Mark S. Helm Employment Agreement

        Mr. Helm serves as senior vice president, general counsel and secretary of OpBiz under an employment agreement that expires on November 2, 2010. If Mr. Helm remains employed by OpBiz after his employment agreement expires, any such employment will be on an at-will basis unless he and OpBiz agree in writing to extend the terms of his agreement. OpBiz paid Mr. Helm a base salary of $332,750 in 2007, which is subject to annual upward adjustments. He will receive an annual discretionary bonus of up to 50% of his annual compensation determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. The agreement provides that Mr. Helm is eligible to receive an option to purchase up to 0.2% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on November 2, 2005.

        OpBiz may terminate Mr. Helm's employment immediately at any time for cause. If OpBiz terminates Mr. Helm's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination. The term "cause" is defined in Mr. Helm's employment agreement as follows: (i) failure to abide by the Company's policies and procedures; (ii) misconduct, insubordination, or inattention to the Company's business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of him by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz must provide a written letter of deficiency to Mr. Helm that details his deficient conduct and thereafter provides him thirty (30) days to cure such deficiency. If, after thirty (30) days, OpBiz continues to believe cause exists to terminate him, then OpBiz shall send a second letter to Mr. Helm terminating him that memorializes his failure to cure the asserted deficiency. Based on the foregoing, in the event that OpBiz had terminated Mr. Helm's employment for cause on December 31, 2007, OpBiz would have been obligated to pay Mr. Helm $12,010 which represents accrued but unpaid base salary.

        OpBiz may terminate Mr. Helm's employment at any time without cause upon fifteen (15) days written notice to Mr. Helm of its intent to terminate the employment agreement, or, in OpBiz's sole discretion, the equivalent of two (2) weeks of his then annual base salary in lieu of notice. If OpBiz terminates Mr. Helm's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Helm's employment without cause on December 31, 2007, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $344,760.

        In the event that there is a change in control of OpBiz, other than through a public offering, Mr. Helm may terminate his employment upon thirty (30) days written notice to OpBiz. If Mr. Helm terminates his employment for a change in control, other than through a public offering, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term

"change in control" is not specifically defined in Mr. Helm's employment agreement. Based on the foregoing, in the event that there was a change in control of OpBiz, other than through a public offering, and Mr. Helm terminated his employment on December 31, 2007, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $344,760.

        Upon Mr. Helm's death or disability, his employment agreement terminates immediately. If Mr. Helm's employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. Helm, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Mr. Helm's employment agreement as his incapacity, certified by a licensed physician selected by the Company, which precludes him from performing the essential functions of his duties under the employment agreement for sixty (60) days or more. In the event that he disagrees with the conclusions of the Company's physician, he (or his representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Mr. Helm's employment was terminated for death or disability on December 31, 2007, OpBiz would have been obligated to pay Mr. Helm $12,010 which represents accrued but unpaid base salary.

  Darby Davies Employment Agreement

        Ms. Davies serves as senior vice president of casino marketing of OpBiz under an employment agreement effective as of January 2, 2006. The term of the agreement is for three (3) years, terminating on December 31, 2008. OpBiz paid Ms. Davies a base salary of $275,000 in 2007, which is subject to annual upward adjustments, and she is eligible to participate in OpBiz's bonus program. She received a minimum bonus payment of $50,000 for the year ended December 31, 2006, $75,000 for the year ended December 31, 2007 and will receive $100,000 for the year ended December 31, 2008. The agreement also provides Ms. Davies with an option to purchase up to 0.25% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008.

        OpBiz may terminate Ms. Davies' employment immediately upon written notice for cause. If OpBiz terminates Ms. Davies' employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is defined in Ms. Davies' employment agreement as the following: (i) commission of any act of material fraud or gross negligence by her in the course of her employment thereunder which, in the case of gross negligence, has a materially adverse affect on the goodwill, business or financial condition of the Company; (ii) engagement by her in any conduct or commission by her of any act which is materially injurious or detrimental to the substantial interests of the Company; (iii) engagement by her in any act, whether with respect to her employment or otherwise, which is in violation of the criminal laws of the United States or any state thereof, involving acts of moral turpitude; or (iv) a failure to secure or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz must provide a written letter of deficiency to Ms. Davies which details her deficient conduct and thereafter provides her thirty (30) days to cure such deficiency if capable of being cured. If such activity is incapable of being cured or if, after thirty (30) days, Ms. Davies fails to cure the deficient conduct, OpBiz may terminate Ms. Davies' employment agreement for cause. If OpBiz elects to terminate Ms. Davies' employment agreement, it shall send a second letter to Ms. Davies terminating her that memorializes her failure to cure the asserted deficiency. Based on the foregoing, in the event that OpBiz had terminated Ms. Davies' employment for cause on December 31, 2007, OpBiz would have been obligated to pay Ms. Davies $10,600 which represents accrued but unpaid base salary.

        OpBiz may terminate Ms. Davies' employment at any time without cause upon fifteen (15) days written notice to Ms. Davies of its intent to terminate the employment agreement. If OpBiz terminates Ms. Davies' employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of eighteen (18) months, but not to exceed the balance of the term of her employment agreement, of her annual base salary to which she would have been entitled had the employment agreement not been terminated; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Davies' employment without cause on December 31, 2007, OpBiz would have been obligated to pay Ms. Davies further compensation in the approximate total amount of $285,600.

        Upon Ms. Davies' death or disability, her employment agreement terminates immediately. If Ms. Davies' employment is terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Ms. Davies, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Ms. Davies' employment agreement as her incapacity, certified by a licensed physician selected by her and approved by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for forty-five (45) days or more. Based on the foregoing, in the event that Ms. Davies' employment was terminated for death or disability on December 31, 2007, OpBiz would have been obligated to pay Ms. Davies $10,600 which represents accrued but unpaid base salary.

GRANTS OF PLAN BASED AWARDS FOR 2007

Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name
Target
Michael V. Mecca	571,725
Donna Lehmann	183,013
Mark S. Helm	183,013
Darby Davies	125,000
William Feather(2)	145,000

(1)
The target estimated future payouts under non-equity incentive plan awards represents the maximum amount payable under the Company's bonus plan. The target will be met if all short-term goals detailed in the underlying plan are met.

(2)
As stated above, Mr. Feather is an employee of Starwood. Mr. Feather participates in the Company's bonus plan in the same manner as other Company officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Options Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date(2)
Michael V. Mecca	3,000	—	1,000.00
Donna Lehmann	300	—	1,000.00
Mark S. Helm	200	—	1,000.00
Darby Davies	200	50	1,000.00
William Feather	200	—	1,000.00

(1)
MezzCo membership interests have not been unitized. The implied number of units and equity value has been computed based on the MezzCo equity contribution on the grant date. The option exercise price detailed here is based on a $100 million equity value which is subject to change pursuant to the final plan as approved by the Board of Managers. The options are not exercisable until a triggering event occurs. The options vest in accordance with the underlying employment agreements. Mr. Mecca's options vest one-third annually beginning on April 11, 2004. Ms. Lehmann and Mr. Feather's options vest one-third annually beginning September 1, 2005. Mr. Helm's options vest one-third annually beginning on November 2, 2005. Ms. Davies options vest 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008.

(2)
Participants have 90 days after an event occurs to exercise options.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)(1)
Robert Earl	—	—
Douglas P. Teitelbaum	—	—
Michael A. Belletire(2)	75,000	75,000
Eugene I. Davis	75,000	75,000
George Barry Hardy(3)	29,755	29,755
Allison Reid	—	—
Thomas M. Smith	—	—

(1)
All managers are reimbursed for expenses connected with attendance at meetings of the Board.

(2)
Mr. Belletire resigned as a member of the board of managers on August 8, 2007.

(3)
Mr. Hardy was appointed to the board of managers in August 2007.

COMPENSATION COMMITTEE REPORT

        Our Compensation Committee reviewed and discussed with our management the "Compensation Discussion and Analysis" contained in this Form 10-K. Based on that review and discussions, our Compensation Committee recommended to our Board of Managers that the "Compensation Discussion and Analysis" be included in this Form 10-K.

  Compensation Committee
      Douglas P. Teitelbaum
      Robert Earl
      Thomas M. Smith

Compensation Committee Interlocks and Insider Participation

        During the 2007 fiscal year, Douglas P. Teitelbaum, Robert Earl and Thomas M. Smith served as members of the Board's Compensation Committee. For additional information concerning related-party transactions involving Messrs. Teitelbaum and Earl or other members of the Board, see Item 13. "Certain Relationships and Related Transactions, and Director Independence."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The table below sets forth the beneficial ownership of BH/RE's voting and equity membership interests and OpBiz's membership interests as of March 28, 2008 by:

  •
  each member of the board of managers of BH/RE;

  •
  Starwood Nevada Holdings, LLC; and

  •
  BH/RE's board of managers and executive officers as a group.

        In addition, the table below sets forth, as of March 28, 2008, the beneficial ownership of each person known by BH/RE to be the beneficial owner of more than five percent of its voting membership interests, which is the only class of voting securities of BH/RE.

        Unless otherwise indicated, each person listed in the table below has sole voting and investment power over the percentage of voting and equity membership interests listed opposite such person's name. Except as indicated below, none of the Company's executive officers or managers own any equity of BH/RE.

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

(4)
The address for Starwood Nevada Holdings, LLC is c/o Starwood Hotels & Resorts Worldwide, Inc., 1111 Westchester Avenue, White Plains, New York 10604.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,600	$1,000.00	—
Equity compensation plans not approved by security holders	—	—	—

Total	4,600	$1,000.00	—

(a)
MezzCo membership units have not been unitized. The implied number of units has been computed based on the MezzCo equity contribution on the grant date. The total number of membership units outstanding has been computed as 100,000. The number of securities to be issued represents 4.60% of the total units based on the percentage of equity each option holder has been granted.

(b)
The exercise price shown here is based on a $100 million equity value which is subject to change pursuant to the final plan as approved by the Board of Managers. Exercise price is computed using the total number of units divided by the stated equity value.

(c)
The Board of Managers of BH/RE is currently considering a plan but has not yet adopted one. Once a plan is adopted, the number of securities remaining available for future issuance will be 1,400 based on an approved grant of 6% of total equity.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review, Approval and Ratification of Related Party Transactions

        The Audit Committee is responsible, pursuant to its written charter, for reviewing and discussing with management any transaction with a related party which the Company would be required to disclose pursuant to Item 404 of Regulation S-K. Each such transaction must be approved by a majority of the Company's disinterested managers.

Related Party Transactions

  Transactions with Planet Hollywood

        OpBiz, Planet Hollywood and certain of Planet Hollywood's subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various "Planet Hollywood" trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz will pay Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz's non-casino revenues. If OpBiz opens an attraction with paid admission using the Planet Hollywood marks or memorabilia prior to beginning operations as the PH Resort, it will pay Planet Hollywood a quarterly licensing fee of 1.75% of the revenues of the attraction until OpBiz begins operating as the PH Resort. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms.

        In addition to being a manager of BH/RE, Mr. Earl is the chief executive officer and chairman of the board of directors of Planet Hollywood. Similarly, Mr. Teitelbaum is a manager of BH/RE and a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood owned by the trust.

  Transactions with Starwood

        OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Thomas M. Smith, who is member of the OpBiz board of managers and the EquityCo board of managers, is an officer of Starwood and was appointed to the board of managers pursuant to the Company's agreement with Starwood.

  Planet Hollywood (LV) LLC Lease Agreement

        OpBiz and Planet Hollywood (LV) LLC ("Planet Hollywood LV") have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named "Planet Dailies" within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. The Company believes that the provisions of this lease agreement reflect arm's length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.3 million for the year ended December 31, 2007.

        Planet Hollywood LV is wholly owned by, and a subsidiary of, Planet Hollywood International, Inc. Together, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour

Management, own substantially all of the equity of Planet Hollywood International, Inc. Mr. Earl disclaims beneficial ownership of any equity of Planet Hollywood International Inc. owned by the trust.

  Earl of Sandwich (Las Vegas), LLC Lease Agreement

        OpBiz and Earl of Sandwich (Las Vegas), LLC ("Earl of Sandwich") have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named "Earl of Sandwich" within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.1 million for the year ended December 31, 2007. The Company believes that the provisions of this lease agreement reflect arm's length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

        Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl's children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

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

  Aircraft Charter Arrangements

        In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter. The Company currently utilizes several different third-party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location. One or more affiliates of BH/RE have placed an owned aircraft in service with one such vendor. From time to time, the Company may utilize the services of this vendor which may involve the affiliates' owned aircraft provided that the rate charged for that aircraft shall be at arm's length and fair market for similar aircraft.

Director Independence

        The Company is not a listed issuer. Using Rule 4200 of the NASDAQ Marketplace Rules (the "NASDAQ Rule"), the board of managers has determined that Eugene I. Davis and George Barry Hardy are "independent directors" because (i) each is not an executive officer or employee of the Company; and (ii) in the opinion of the board of managers, each is not an individual having a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such manager. The board of managers has determined that Eugene I. Davis and George Barry Hardy are also "independent" as that term is defined in the Securities Exchange Act of 1934 and the rules thereunder.

        Robert Earl and Douglas P. Teitelbaum, who are members of the compensation committee, are not "independent directors" under the NASDAQ Rule. The Company does not have a nominating committee. Of the members of the full board of managers, Robert Earl, Douglas P. Teitelbaum and

Thomas M. Smith are not "independent directors" under the NASDAQ Rule for purposes of membership on a nominating committee.

Employment Agreements

        For information on the employment agreements for the Company's new executive officers, Mr. DiLullo and Mr. Tallone, see Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees paid or payable to Ernst & Young LLP, our principal independent auditors, for audit and non-audit services:

	December 31,
	2007	2006
Audit Fees Current	$273,970	$203,647
Audit-Related Fees	74,415	53,000
Tax Fees	55,000	54,655
All Other Fees	—	—

Total	$403,385	$311,302

        "Audit Fees" include fees incurred for the annual audits and the reviews of our Quarterly Reports on Form 10-Q. "Audit-Related Fees" include fees paid for review of gaming regulations and controls and Sarbanes-Oxley control review. "Tax Fees" include fees incurred for the preparation of the income tax returns for BH/RE and its consolidated subsidiaries.

        The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. If the pre-approval authority is delegated to one or more members of the Audit Committee, such pre-approval must be presented to the Audit Committee at its next scheduled meeting for ratification. All audit, audit-related, tax and other services performed by the independent registered public accounting firm were approved by the Audit Committee in accordance with the policy described above for fiscal year 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial statements (including related notes to Consolidated Financial Statements) filed as Item 8 in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Years ended December 31, 2007, 2006, and 2005—
    Consolidated Statements of Operations
    Consolidated Statements of Members' Equity (Deficit)
    Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expense	Accounts written off (recovered)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31,:
2005	$(2,254)	$(3,207)	$1,018	$(4,443)
2006	$(4,443)	$(2,398)	$285	$(6,556)
2007	$(6,556)	$(550)	$—	$(7,106)

        We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
2.1	Purchase and Sale Agreement dated April 23, 2003, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
2.2	First Amendment to Purchase and Sale Agreement dated August 31, 2004, by and between OpBiz, L.L.C. and Aladdin Gaming, LLC (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
3.1	Articles of Organization of BH/RE, L.L.C., as amended (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
3.2	Amended and Restated Operating Agreement of BH/RE, L.L.C. dated March 26, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
3.3	Amendment to Amended and Restated Operating Agreement of BH/RE, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004, attached to exhibit number 3.1 thereto)
3.4	Amended and Restated Operating Agreement of EquityCo, L.L.C. dated April 23, 2003 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)

3.5	Second Amended and Restated Operating Agreement of EquityCo, L.L.C. dated August, 31, 2004 (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
4.1	Form of Amended and Restated Loan and Facilities Agreement by and among OpBiz, L.L.C., the lenders party thereto and BNY Asset Solutions LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
4.2	Amended and Restated Loan Facilities Agreement dated August 31, 2004, by and among OpBiz, L.L.C., the lenders party thereto and The Bank of New York, Asset Solutions Division (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
4.3	Form of Senior Secured Promissory Note (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
4.4	Form of Warrant to Purchase Membership Interests of MezzCo, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
4.5	Waiver and Amendment No. 1 Agreement, dated October 23, 2006, to the Amended and Restated Loan and Facilities Agreement, dated August 31, 2004, by and among OpBiz, L.L.C., the lenders party thereto and The Bank of New York, as administrative agent and collateral agent (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on November 1, 2006)
10.1	Planet Hollywood Hotel & Casino Licensing Agreement dated May 3, 2003, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company's Form 10/A filed on June 15, 2004)
10.2	Amended and Restated Planet Hollywood Hotel & Casino Licensing Agreement dated August 9, 2004, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
10.3	Management Contract dated April 23, 2003, by and between Sheraton Operating Corporation and OpBiz, L.L.C. (Incorporated by reference to the Company's Form 10/A filed on June 15, 2004)
10.4	Agreement by and between Starwood Nevada Holding LLC, Sheraton Operating Corporation, BH/RE, L.L.C., EquityCo, L.L.C. and OpBiz, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.5	Securities Purchase Agreement among MezzCo, L.L.C. and the Purchasers named therein, dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.6	Investor Rights Agreement by and among MezzCo, L.L.C., The Mezzanine Investors named therein and the other signatories thereto, dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.7	Order Granting Motion to Approve Settlement Agreement with Aladdin Bazaar, LLC, filed August 6, 2003 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.8	Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, by and among Aladdin Gaming, LLC, Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC; (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)

10.9	Amendment and Ratification of Construction, Operation and Reciprocal Easement Agreement, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.10	Second Amendment of Construction, Operation and Reciprocal Easement Agreement, effective March 31, 2003, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.11	Memorandum of Amendment and Ratification of REA, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.12	Findings of Fact and Conclusions of Law Re: Aladdin Bazaar, LLC's Motion for Payment of Administrative Expense, or in the Alternative, for an Order Setting a Deadline for Debtor to Assume or Reject Common Area Parking Agreement, filed October 8, 2002 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.13	Common Parking Area Use Agreement, dated February 26, 1998, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.14	Traffic Control Improvements Cost Participation Agreement Commercial Development, dated June 7, 2000, by and between Aladdin Gaming, LLC and Clark County, Nevada (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.15	Order Granting Motion to (i) Approve Settlement Agreement and Releases Respecting Central Utility Plant Litigation and (ii) Assume Certain Agreements Respecting the Central Utility Plant, filed December 10, 2002 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.16	Energy Service Agreement, dated September 24, 1998, between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.17	Amendment and Agreement, dated September 25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.18	Second Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.19	Third Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.20	Energy Services Coordination Agreement, dated May 28, 1999, by and among Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.21	Timeshare Purchase Agreement, dated December 10, 2004, between Westgate Resorts, Ltd. and OpBiz, L.L.C. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.22	Subordination, Non-Disturbance and Attornment Agreement and Consent, dated as of June 7, 1999, by and among The Bank of Nova Scotia, Northwind Aladdin, LLC, Aladdin Gaming, LLC, State Street Bank and Trust Company, Aladdin Music, LLC and Aladdin Music Holdings, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)

10.23	Lease, dated December 3, 1997, by and between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.24	Employment Agreement dated April 11, 2003, by and among OpBiz, L.L.C., Michael Mecca, Robert Earl and Doug Teitelbaum (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.25	Letter Agreement dated July 13, 2004, by and among MezzCo. L.L.C., OpBiz, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.26	Employment Agreement dated September 1, 2004, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.27	Amendment to Employment Agreement dated September 1, 2005, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Current Report on Form 8-K filed on October 31, 2005)
10.28	Employment Agreement dated November 2, 2004, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.29	Employment Agreement dated August 9, 2004, by and between OpBiz, L.L.C. and Bruce B. Himelfarb (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.30	Employment Agreement dated November 1, 2005, by and between OpBiz, L.L.C. and Darby Davies (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2006)
10.31	Loan Agreement, dated November 30, 2006, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.32	Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by PH Fee Owner and OpBiz to the Trustee named therein for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.33	Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by TSP Owner to the Trustee named therein for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.34	Promissory Note by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.35	Assignment of Leases and Rents made by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.36	Assignment of Contracts, Operating Permits and Construction Permits, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.37	Environmental Indemnity Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)

10.38	Collateral Assignment of Timeshare Project Proceeds, dated November 30, 2006, made by TSP Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.39	Collateral Assignment of Interest Rate Cap Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.40	Pledge and Security Agreement, dated November 30, 2006, by MezzCo in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.41	Acknowledgement of Pledge by OpBiz, dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.42	Pledge and Security Agreement, dated November 30, 2006, by PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.43	Acknowledgement of Pledge by TSP Owner, dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.44	Security Agreement (Copyrights) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.45	Security Agreement (Trademarks) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.46	Operations and Maintenance Agreement, dated November 30, 2006, between OpBiz and PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.47	Restructuring Agreement, dated November 30, 2006, among Mezzco, EquityCo and the Investors named therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.48	Amended and Restated Investor Rights Agreement, dated as of November 30, 2006, among MezzCo, EquityCo, and the Investors specified or referred to therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.49	Form of Amended and Restated Warrants. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.50	Guaranty Agreement, dated as of November 30, 2006, made by EquityCo in favor of the Collateral Agent and the Investors. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.51	Pledge Agreement, dated as of November 30, 2006, between EquityCo, the Collateral Agent for the benefit of the Investors, acknowledged and agreed to by MezzCo. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.52	Release, Waiver and Consent Agreement, dated as of November 30, 2006, among the Company, EquityCo, OpBiz, and the Investors specified or referred to therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.53	Amended and Restated Planet Hollywood Resort and Casino License Agreement, dated as of November 30, 2006, among Planet Hollywood International, Inc. and Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)

10.54	Amended and Restated License Subordination Agreement, dated as of November 30, 2006, among the Investors, PHII, PHM and OpBiz. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.55	Indemnification Agreement, dated as of November 30, 2006, between BH/RE and the Investors. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.56	Guaranty Fee Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.57	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Casino space. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.58	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Hotel space. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.59	Guaranty Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.60	Guaranty Agreement, dated as of November 30, 2006, made by Douglas Teitelbaum for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.61	Guaranty Agreement, dated as of November 30, 2006, made by Robert Earl for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.62	Completion Guaranty, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and Robert Earl for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.63	Environmental Indemnity Agreement, dated as of November 30, 2006, made by PH Fee Owner and OpBiz in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.64	Omnibus Amendment of Loan Documents, dated July 17, 2007, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2007)
10.65	First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo, EquityCo and the Mezzanine Investors (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2007)
10.66	Second Amendment to Employment Agreement, dated September 7, 2007, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2007)
10.67	Modification Agreement Regarding Timeshare Purchase Agreement, dated September 19, 2007, by and between OpBiz, L.L.C., PH Fee Owner, LLC, TSP Owner, LLC, Westgate Resorts, Ltd. and Westgate Planet Hollywood Las Vegas, LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2007)

10.68	Timeshare Maintenance and Management Agreement, dated September 19, 2007, by and among Westgate Planet Hollywood Las Vegas, LLC, CFI Resorts Management, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2007)
10.69	Amendment to Employment Agreement, dated September 26, 2007, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2007)
10.70	Employment Agreement, dated September 26, 2007, by and between OpBiz, L.L.C. and Scott Messinger (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2007)
10.71	Amended and Restated Employment Agreement, dated January 8, 2008, by and between MezzCo, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2008)
10.72	Employment Agreement, dated March 19, 2008, by and between OpBiz, L.L.C. and Dean DiLullo (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2008)
10.73	Employment Agreement, dated February 7, 2008, by and between OpBiz, L.L..C. and Joey Tallone
21.1	List of Subsidiaries of BH/RE, L.L.C.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca
32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
99.1	OpBiz, L.L.C. Compensation Committee Charter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
99.2	OpBiz, L.L.C. Audit Committee Charter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 2006)
99.3	BH/RE, L.L.C. Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 2006)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BH/RE, L.L.C.
March 28, 2008	By:	/s/ DONNA LEHMANN
Donna Lehmann Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT EARL Robert Earl	Manager of BH/RE and EquityCo and Co-Chairman of OpBiz	March 28, 2008
/s/ DOUGLAS P. TEITELBAUM Douglas P. Teitelbaum	Manager of BH/RE and EquityCo and Co-Chairman of OpBiz	March 28, 2008
/s/ MICHAEL V. MECCA Michael V. Mecca	President and Chief Executive Officer of BH/RE and OpBiz (Principal Executive Officer)	March 28, 2008
/s/ DONNA LEHMANN Donna Lehmann	Treasurer of BH/RE and Chief Financial Officer of OpBiz (Principal Financial and Accounting Officer)	March 28, 2008
/s/ GEORGE BARRY HARDY George Barry Hardy	Manager of OpBiz	March 28, 2008
/s/ EUGENE I. DAVIS Eugene I. Davis	Manager of OpBiz	March 28, 2008
Allison Reid	Manager of EquityCo and OpBiz
Thomas M. Smith	Manager of EquityCo and OpBiz

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
BH/RE, L.L.C. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands)
BH/RE, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)
BH/RE, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT) (amounts in thousands)
BH/RE, L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
BH/RE, L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN BASED AWARDS FOR 2007
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES