Form 10-Q
period 2008-03-31
BH RE LLC
filed 2008-05-15
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,029	$21,468
Receivables, net	25,576	26,920
Inventories	1,417	1,729
Prepaid expenses	9,118	7,487
Deposits and other current assets	164	216
Restricted cash and cash equivalents	25,524	32,008
Total current assets	84,828	89,828

Property and equipment, net	590,411	602,098
Restricted cash and cash equivalents	28,894	45,613
Land receivable	19,081	19,728
Deferred income tax	172	172
Other assets, net	7,372	9,629
Total assets	$730,758	$767,068

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,836	$1,785
Accounts payable	6,405	29,273
Accrued payroll and related	12,093	11,817
Accrued interest payable	6,909	8,182
Accrued taxes	3,638	3,338
Accrued expenses	8,489	9,422
Deposits	7,020	6,476
Other current liabilities	5,736	6,493
Due to affiliates	2,496	1,661
Total current liabilities	54,622	78,447

Long-term debt, less current portion	887,070	887,545
Deferred income tax	172	172
Other long-term liabilities	4,117	4,117
Total liabilities	945,981	970,281

Commitments and contingencies (Note 9)

Minority interest	(18,074)	(16,272)

Members’ equity (deficit):
Members’ equity	21,500	21,500
Accumulated deficit	(218,649)	(208,441)
Total members’ equity (deficit)	(197,149)	(186,941)
Total liabilities and members’ equity (deficit)	$730,758	$767,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)

Operating revenues:
Casino	$32,347	$23,857
Hotel	30,953	30,857
Food and beverage	14,257	12,039
Other	3,782	1,698
Gross revenues	81,339	68,451
Promotional allowances	(7,345)	(4,864)
Net revenues	73,994	63,587

Operating costs and expenses:
Casino	20,420	15,421
Hotel	10,566	11,000
Food and beverage	9,068	9,262
Other	284	273
Selling, general and administrative	18,974	19,333
Depreciation and amortization	8,801	8,384
	68,113	63,673

Operating income (loss)	5,881	(86)

Other income (expense):
Interest expense, net	(17,891)	(17,749)
Minority interest	1,802	2,678
	(16,089)	(15,071)

Pre-tax loss	(10,208)	(15,157)
Provision for income taxes	—	—
Net loss	$(10,208)	$(15,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(10,208)	$(15,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,801	8,384
Amortization of debt discount and issuance costs	2,090	1,960
Minority interest	(1,802)	(2,678)
Changes in assets and liabilities:
Restricted cash and cash equivalents	6,484	(6,467)
Receivables, net	1,344	(208)
Inventories and prepaid expenses	(1,319)	1,303
Deposits and other current assets	52	—
Due to affiliates	835	594
Accounts payable	(2,063)	(1,984)
Accrued payroll and related	276	(44)
Accrued expenses	(633)	667
Deposits and other current liabilities	(213)	(1,588)
Accrued interest	(1,273)	438
Long term deposits and other assets	647	429
Net cash provided by (used in) operating activities	3,018	(14,351)
Cash flows from investing activities:
Purchases of property and equipment	(17,752)	(30,129)
Restricted cash and cash equivalents	16,719	30,134
Net cash provided by (used in) investing activities	(1,033)	5
Cash flows from financing activities:
Borrowings under Loan Agreement	—	13,072
Payments under CUP financing	(424)	(378)
Net cash (used in) provided by financing activities	(424)	12,694
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,561	(1,652)
Balance, beginning of period	21,468	25,640
Balance, end of period	$23,029	$23,988

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$17,341	$17,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE” or the “Company”)  is a holding company that owns 85% of EquityCo, L.L.C. (“EquityCo”). The remaining 15% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”), is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the “Timeshare Parcel”) that was sold to Westgate Resorts, LLP, a Florida limited partnership (“Westgate”) subject to the Timeshare Purchase Agreement between OpBiz and Westgate, dated December 10, 2004. 50% of BH/RE’s voting membership interests are held by each of Robert Earl and Douglas P. Teitelbaum, and BH/RE’s equity membership interests are held 40.75% by BH Casino and Hospitality LLC I (“BHCH I”), 18.50% by BH Casino and Hospitality LLC II (“BHCH II”) (together, “BHCH”) and 40.75% by OCS Consultants, Inc. (“OCS”).

BH/RE and its subsidiaries were formed to acquire, operate and renovate the Aladdin Resort and Casino (the “Aladdin”) located in Las Vegas, Nevada. OpBiz, an indirect subsidiary of BH/RE, completed the acquisition of the Aladdin on September 1, 2004 and completed a renovation project which transformed the Aladdin into the PH Resort at the end of 2007.In connection with the operation of the PH Resort, OpBiz has entered into an agreement with Planet Hollywood International, Inc. (“Planet Hollywood”) and certain of its subsidiaries to, among other things, license Planet Hollywood’s trademarks, memorabilia and other intellectual property. OpBiz has also entered into an agreement with Sheraton Operating Corporation (“Sheraton”), a subsidiary of Starwood, pursuant to which Sheraton provides hotel management, marketing and reservation services for the hotel (the “Hotel”) that comprises a portion of the PH Resort.

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2008, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at March 31, 2008 and December 31, 2007 was approximately $25.5 million and $32.0 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $28.9 million and $45.6 million at March 31, 2008 and December 31, 2007, respectively, which includes a reserve for the remaining cash commitments for the renovations to the PH Resort and a reserve for interest shortfalls. The restricted cash related to the renovation includes a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement, upon completion of project funding.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet the Company’s capitalization policy, are expensed as incurred. The Company has established its capital expense policy to be reflective of its individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $5.6 million and $7.7 million as of March 31, 2008 and December 31, 2007, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at March 31, 2008, had a net book value of approximately $300,000. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at March 31, 2008. The customer list is being amortized using the straight-line method over a useful life of 4 years. Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $200,000 for each of the three month periods.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties (each as defined in Note 5 to the Condensed Consolidated Financial Statements), agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 5. Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Rooms	$1,567	$955
Food and beverage	2,429	1,961
Other	8	6
Total cost of promotional allowances	$4,004	$2,922

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $1.8 million and $1.7 million as of March 31, 2008 and December 31, 2007, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $2.4 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

The condensed consolidated financial statements include the operations of BH/RE and its majority-owned subsidiaries: EquityCo, MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner. BH/RE and EquityCo are limited liability companies and are taxed as partnerships for federal income tax purposes. However, MezzCo has elected to be taxed as a corporation for federal income tax purposes. OpBiz and PH Mezz II, wholly-owned subsidiaries of MezzCo, are treated as divisions of MezzCo for federal income tax purposes, and accordingly, are also subject to federal income taxes. Additionally, PH Mezz I, a wholly-owned subsidiary of PH Mezz II, PH Fee Owner, a wholly owned subsidiary of PH Mezz I, and TSP Owner, a wholly owned subsidiary of PH Fee Owner, are also subject to federal income taxes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007 as required.  Further discussion regarding the adoption of FIN 48 can be found in Note 8 to the Condensed Consolidated Financial Statements.

Membership Interests

As of March 31, 2008, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 will not have a material effect on the Company’s financial position, results of operation or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 will not have a material effect on the Company’s financial position, results of operation or cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	March 31 2008	December 31, 2007
	(unaudited)
Casino	$18,550	$18,322
Hotel	9,367	6,811
Land sale receivable	24,115	25,373
Other	3,011	3,248
	55,043	53,754
Long-term portion of land sale receivable	(19,081)	(19,728)
Allowance for doubtful accounts	(10,386)	(7,106)
Receivables, net	$25,576	$26,920

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Land	$68,479	$68,479
Building and improvements	499,837	502,584
Furniture, fixtures and equipment	114,078	115,003
Construction in progress	635	17
	683,029	686,083
Accumulated depreciation	(92,618)	(83,985)
Property and equipment, net	$590,411	$602,098

Depreciation expense was approximately $8.6 million and $8.2 million for the three months ended March 31, 2008 and 2007, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
$820 million Loan Agreement	$860,000	$860,000
Northwind Aladdin obligation under capital lease	28,906	29,330
	888,906	889,330
Current portion of long-term debt	(1,836)	(1,785)
Total long-term debt, net	$887,070	$887,545

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

The Loan matures in November 2008 and has three one year extension options subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. As the Company intends and has the ability to extend the maturity of the Loan, it is classified as a non-current liability as of the latest balance sheet date. Interest on the Loan is payable monthly and accrues at a rate of LIBOR plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at a rate of LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1 Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

In addition, in connection with the Loan Agreement, MezzCo effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004, among MezzCo and the Investors (the “Restructuring Parties”), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

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

On November 30, 2006, MezzCo entered into an Indemnification Agreement with the Investors, pursuant to which MezzCo agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the PH Resort under a contract which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $400,000 per month.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the renovations to the property. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $1.8 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments” requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

There is $3,000 and $41,000 of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $800,000 for the three months ended March 31, 2008.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.6 million for the three months ended March 31, 2008 and 2007, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent).  The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms.  The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $100,000 for the three months ended March 31, 2008.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $100,000 for the three months ended March 31, 2008. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. The Company had uncertain tax benefits of $2.6 million and $1.8 million as of March 31, 2008 and December 31, 2007, respectively.   The Company recognizes penalties and interest as a component of income tax expense.  We do not expect any penalty assessment associated with our adoption of FIN 48.  We are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

9.                                      COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is subject to various litigation claims and assessments. The Company is not currently a party to any material legal proceedings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

Significant Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. Certain policies, including the determination of bad debt reserves, the estimated useful lives assigned to assets, asset impairment, insurance reserves and the calculation of liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as, where appropriate, in the notes to the unaudited condensed consolidated financial statements.

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

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement (each as defined in Note 5 to the Condensed Consolidated Financial Statements), the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income.

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.

Membership Interests

As of March 31, 2008, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 will not have a material effect on the Company’s financial position, results of operation or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 will not have a material effect on the Company’s financial position, results of operation or cash flow.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

The following table highlights the results of operations for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2008	2007	Change

Net revenues	$73,994	$63,587	16.4%
Operating expenses:
Casino	20,420	15,421	32.4%
Hotel	10,566	11,000	(3.9)%
Food and beverage	9,068	9,262	(2.1)%
Other	284	273	4.0%
Selling, general and administrative	18,974	19,333	(1.9)%
Depreciation and amortization	8,801	8,384	5.0%
Operating income	$5,881	$(86)	6,937.2%

Net revenues for the three months ended March 31, 2008 increased when compared to the three months ended March 31, 2007. The renovation project was completed late 2007 and all public areas and guest rooms were fully operational at the beginning of 2008.  The property was under renovation during the three months ended March 31, 2007 so when comparing the three month periods, revenues and operating income have increased in all divisions.

The following table highlights the various sources of our revenues and expenses for the three months ended March 31, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2008	2007	Change

Casino revenues	$32,347	$23,857	35.6%
Casino expenses	20,420	15,421	32.4%
Margin	36.9%	35.4%

Hotel revenues	$30,953	$30,857	0.3%
Hotel expenses	10,566	11,000	(3.9)%
Margin	65.9%	64.4%

Food and beverage revenues	$14,257	$12,039	18.4%
Food and beverage expenses	9,068	9,262	(2.1)%
Margin	36.4%	23.1%

Other revenues	$3,782	$1,698	122.7%
Other expenses	284	273	4.0%
Margin	92.5%	83.9%

Selling, general and administrative expenses	$18,974	$19,333	(1.9)%
Percent of net revenues	25.6%	30.4%

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

Casino revenues inceased 35.6% to $32.3 million for the three months ended March 31, 2008, as compared to $23.9 million for the three months ended March 31, 2007. Table games revenue for the three months ended March 31, 2008, increased by approximately $4.0 million as compared to the three months ended March 31, 2007. Drop for the three months ended March 31, 2008 increased $28.9 million or 55.5% when compared to the same three month period in prior year which is attributable to the completion of the renovation project and addition of amenities to attract casino customers.  Slot revenue for the three months ended March 31, 2008 increased approximately $5.3 million when compared to the same three month period in prior year. Slot handle for the three months ended March 31, 2008 increased $75.5 million or 38.19% when compared to the same three month period in prior year.  With the renovation project complete, we have seen an increase in foot traffic from the Las Vegas Boulevard and mall entries resulting in increased table drop and slot handle.  Combined revenues from the race and sports book and poker for the three months ended March 31, 2008 increased slightly by 1.9% when compared to the three month period ended March 31, 2007.   Although we have seen an increase in revenues in the race and sports book and poker room from the completion of the renovation, it was somewhat offset by losses in the sports book during football season which were primarily driven by the Superbowl.

Casino expenses increased 32.4% to $20.4 million for the three months ended March 31, 2008, as compared to $15.4 million for the three months ended March 31, 2007. Operating margin increased 1.5% when comparing the same three month periods. Expenses increased commensurate with the revenue increases in the casino while operating margins improved over prior year.

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

Hotel revenues of $30.9 million for the three months ended March 31, 2008 were 0.3% higher than the three months ended March 31, 2007. Hotel occupancy decreased 3.2% to 94.5% when compared to the same three month period in the prior year. Average daily room rates increased to $144 for the three months ended March 31, 2008 compared to $135 for the three months ended March 31, 2007.  The slight occupancy decline with offsetting rate gain over prior year was the result of market pressure and increased rate competition.

Hotel expenses decreased 3.9% to $10.6 million for the three months ended March 31, 2008, as compared to $11.0 million for the three months ended March 31, 2007. Operating margin increased 1.5% for the three month period ended March 31, 2008 when compared to the same three month period in the previous year.  We are carefully monitoring expenses and maximizing operating margins in our first post-renovation year of operation.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 18.4% to $14.3 million for the three months ended March 31, 2008, as compared to $12.0 million for the three months ended March 31, 2007. Food revenue increased 3.0% when compared to the same three month period in the previous year.  The PH Resort operates Starbucks, the buffet, room service, the pool café and banquets with all remaining food outlets leased to third party operators.  Many of the owned outlets were temporarily closed during the renovation which occurred during the three months ended March 31, 2007.  Beverage revenue increased $1.7 million when compared to the same three month period in the previous year due to the opening of new beverage outlets including the Playing Field (race and sports bar) and the Extra Lounge as the renovation of these areas was completed.  The bar in the center of the casino (Heart Bar) was open throughout the renovation but saw business level declines while entryways were restricted.

Food and beverage expenses decreased 2.1% to $9.1 million for the three months ended March 31, 2008, as compared to $9.3 million for the three months ended March 31, 2007. Operating margin increased 13.3% when compared to the same three month period in previous year. The decrease in operating expenses and increase in profit margin were primarily the result of the transition to leased outlets during the year ended 2007 which resulted in labor and other expense elimination.

Other

Other revenue includes rental income from tenants, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 122.7% to $3.8 million for the three months ended March 31, 2008, as compared to $1.7 million for the three months ended March 31, 2007. The increase in other revenue is primarily due to the increase in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against the land receivable.

Other expenses for the three months ended March 31, 2008 remained consistent with the three months ended March 31, 2007 at $300,000 for each of the three month periods.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 1.9% to $19.0 million for the three months ended March 31, 2008, as compared to $19.3 million for the three months ended March 31, 2007.  As a percentage of net revenue, SG&A expenses decreased to 25.6% for the three months ended March 31, 2008 as compared to 30.4% for the three months ended March 31, 2007. The decrease in SG&A expenses as a percentage of net revenue was mainly due to reductions in payroll and fixed administrative expenses as we began post-renovation operations.

Depreciation and Amortization

Depreciation and amortization expense of $8.8 million for the three months ended March 31, 2008 increased when compared to $8.4 million in expense for the three months ended March 31, 2007. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense increased to $17.9 million for the three months ended March 31, 2008, as compared to $17.7 million for the three months ended March 31, 2007. The increase in net interest expense is directly attributed to the increase in the outstanding loan balance for the comparable three month periods.  Capitalized interest expense approximated $1.3 million for the three month period ended March 31, 2007 while the renovation was underway.  No interest was capitalized during the three months ended March 31, 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we generated cash flows from operating activities of approximately $3.0 million and had a balance of $23.0 million in cash and cash equivalents as of March 31, 2008. We also had current restricted cash and cash equivalents of approximately $25.5 million and long-term restricted cash and cash equivalents of approximately $28.9 million at March 31, 2008. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining payments associated with the renovation of the Aladdin to the PH Resort and the interest reserve account balance which will be released once certain debt service coverage rations are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for 2008 are expected to include (i) approximately $8.0 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (ii) up to approximately $39.3 million in interest payments on our debt.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

Energy Services Agreement

Northwind owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the PH Resort under a contract which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $400,000 per month.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2008. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at March 31, 2008 would increase the annual interest cost by approximately $5.4 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on their evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

10.1

Amended and Restated Employment Agreement, dated January 8, 2008, by and between MezzCo, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2008)

10.2	Employment Agreement, dated March 19, 2008, by and between OpBiz, L.L.C. and Dean DiLullo (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2008)
10.3	Employment Agreement, dated February 7, 2008, by and between OpBiz, L.L..C. and Joey Tallone (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2008)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

May 15, 2008	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amended and Restated Employment Agreement, dated January 8, 2008, by and between MezzCo, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2008)

10.2	Employment Agreement, dated March 19, 2008, by and between OpBiz, L.L.C. and Dean DiLullo (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 25, 2008)

10.3	Employment Agreement, dated February 7, 2008, by and between OpBiz, L.L..C. and Joey Tallone (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2008)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.