Form 10-Q
period 2008-06-30
BH RE LLC
filed 2008-08-14
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,627	$21,468
Receivables, net	26,164	26,920
Inventories	2,577	1,729
Prepaid expenses	6,476	7,487
Deposits and other current assets	164	216
Restricted cash and cash equivalents	27,585	32,008
Total current assets	82,593	89,828

Property and equipment, net	579,500	602,098
Restricted cash and cash equivalents	28,332	45,613
Land receivable	17,484	19,728
Deferred income tax	172	172
Other assets, net	5,113	9,629
Total assets	$713,194	$767,068

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,890	$1,785
Accounts payable	5,914	29,273
Accrued payroll and related	11,054	11,817
Accrued interest payable	6,882	8,182
Accrued taxes	3,091	3,338
Accrued expenses	8,476	9,422
Deposits	5,917	6,476
Other current liabilities	6,434	6,493
Due to affiliates	2,243	1,661
Total current liabilities	51,901	78,447

Long-term debt, less current portion	886,581	887,545
Deferred income tax	172	172
Other long-term liabilities	4,117	4,117
Total liabilities	942,771	970,281

Commitments and contingencies

Minority interest	(20,227)	(16,272)

Members’ equity (deficit):
Members’ equity	21,500	21,500
Accumulated deficit	(230,850)	(208,441)
Total members’ equity (deficit)	(209,350)	(186,941)
Total liabilities and members’ equity (deficit)	$713,194	$767,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Operating revenues:
Casino	$30,965	$26,405
Hotel	30,363	29,054
Food and beverage	13,781	12,442
Other	4,071	1,863
Gross revenues	79,180	69,764
Promotional allowances	(6,954)	(4,932)
Net revenues	72,226	64,832

Operating costs and expenses:
Casino	18,980	16,473
Hotel	10,764	11,353
Food and beverage	9,614	9,013
Other	765	311
Selling, general and administrative	21,038	20,356
Depreciation and amortization	9,215	7,507
	70,376	65,013

Operating income (loss)	1,850	(181)

Other income (expense):
Interest expense, net	(16,203)	(17,687)
Minority interest	2,153	2,680
Loss on warrant valuation	—	—
	(14,050)	(15,007)

Pre-tax loss	(12,200)	(15,188)
Provision for income taxes	—	—
Net loss	$(12,200)	$(15,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Operating revenues:
Casino	$63,312	$50,263
Hotel	61,316	59,912
Food and beverage	28,038	24,481
Other	7,853	3,561
Gross revenues	160,519	138,217
Promotional allowances	(14,300)	(9,796)
Net revenues	146,219	128,421

Operating costs and expenses:
Casino	39,400	31,894
Hotel	21,330	22,353
Food and beverage	18,683	18,275
Other	1,048	585
Selling, general and administrative	40,012	39,690
Depreciation and amortization	18,016	15,891
	138,489	128,688

Operating income (loss)	7,730	(267)

Other income (expense):
Interest expense, net	(34,094)	(35,436)
Minority interest	3,955	5,358
Loss on warrant valuation	—	—
	(30,139)	(30,078)

Pre-tax loss	(22,409)	(30,345)
Provision for income taxes	—	—
Net loss	$(22,409)	$(30,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net loss	$(22,409)	$(30,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,016	15,891
Amortization of debt discount and issuance costs	4,181	3,893
Minority interest	(3,955)	(5,358)
Changes in assets and liabilities:
Restricted cash and cash equivalents	4,423	(4,976)
Receivables, net	756	(502)
Inventories and prepaid expenses	163	3,168
Deposits and other current assets	52	660
Due to affiliates	582	450
Accounts payable	(2,552)	(2,383)
Accrued payroll and related	(763)	(185)
Accrued expenses	(1,196)	1,259
Deposits and other current liabilities	(618)	(1,788)
Accrued interest	(1,300)	703
Long term receivable, land	2,244	—
Net cash used in operating activities	(2,376)	(19,513)
Cash flows from investing activities:
Purchases of property and equipment	(15,887)	(43,797)
Restricted cash and cash equivalents	17,281	42,297
Net cash provided by (used in) investing activities	1,394	(1,500)
Cash flows from financing activities:
Borrowings under Loan Agreement	—	23,466
Payments under CUP financing	(859)	(766)
Net cash (used in) provided by financing activities	(859)	22,700
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(1,841)	1,687
Balance, beginning of period	21,468	25,640
Balance, end of period	$19,627	$27,327

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$31,616	$35,145

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2008, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at June 30, 2008 and December 31, 2007 was approximately $27.6 million and $32.0 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $28.3 million and $45.6 million at June 30, 2008 and December 31, 2007, respectively, which includes a reserve for the remaining cash commitments for the renovations of the PH Resort and a reserve for interest shortfalls. The restricted cash related to the renovation includes a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement, upon completion of project funding.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $3.5 million and $7.7 million as of June 30, 2008 and December 31, 2007, respectively.

Intangible Assets

In connection with the purchase of the Aladdin and as a result of an independent appraisal of the assets purchased, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at June 30, 2008, had a net book value of approximately $112,000. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at June 30, 2008. The customer list is being amortized using the straight-line method over a useful life of 4 years. Amortization expense for the three months ended June 30, 2008 and 2007 was approximately $170,000 for each of the three month periods. Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $340,000 for each of the six month periods.

Derivative Instruments and Hedging Activities

 Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties (each as defined in Note 5 to the Condensed Consolidated Financial Statements), agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Both SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 5. Long-Term Debt.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rooms	$1,713	$924	$3,280	$1,880
Food and Beverage	2,164	2,340	4,593	4,302
Other	14	5	22	10
Total cost of promotional allowances	$3,891	$3,269	$7,895	$6,192

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $2.0 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $4.5 million and $6.9 million for the three and six months ended June 30, 2008, respectively, and $2.0 million and $3.0 million for the three and six months ended June 30, 2007, respectively.

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

Membership Interests

As of June 30, 2008, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Casino	$16,567	$18,322
Hotel	8,103	6,811
Land sale receivable	22,764	25,373
Other	4,025	3,248
	51,459	53,754
Long-term portion of land sale receivable	(17,484)	(19,728)
Allowance for doubtful accounts	(7,811)	(7,106)
Receivables, net	$26,164	$26,920

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Land	$68,479	$68,479
Building and improvements	502,203	502,584
Furniture, fixtures and equipment	102,204	104,253
Construction in progress	8,280	10,767
	681,166	686,083
Accumulated depreciation	(101,666)	(83,985)
Property and equipment, net	$579,500	$602,098

Depreciation expense was approximately $9.2 million and $18.0 million for the three and six months ended June 30, 2008, respectively, and $7.5 million and $15.9 million for the three and six months ended June 30, 2007, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
$860 million Loan	$860,000	$860,000
Northwind Aladdin obligation under capital lease	28,471	29,330
Total long-term debt	888,471	889,330
Current portion of long-term debt	(1,890)	(1,785)
Total long-term debt, net	$886,581	$887,545

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

Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein and The Bank of New York, Asset Solution Division (the “Senior Agent”) were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

Energy Services Agreement

Northwind Aladdin (“Northwind”), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the PH Resort under an energy service agreement, which expires in 2018. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $0.4 million per month.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund a portion of the costs of the renovation of the property. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $2.2 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.0 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” requiring that compensation cost relating to share-based payment transactions be recognized in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

There is $0.1 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for each of the three and six month periods ended June 30, 2008 and 2007.

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

	Three and Six Months Ended June 30, 2008	Three and Six Months Ended June 30, 2007
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a  separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, and $0.6 million for the three and six months ended June 30, 2007.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.6 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and $5.2 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms.  The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.  Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008, and $0.1 million for the three and six months ended June 30, 2007.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $100,000 and $200,000 for the three and six months ended June 30, 2008. The Company believes that the provisions of this lease agreement reflect arm’s length market terms and that it is comparable to other lease agreements OpBiz has entered into with third-party restaurant operators.

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. The Company had uncertain tax benefits of $2.2 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively.   The Company recognizes penalties and interest as a component of income tax expense.  Management does not expect any penalty assessment associated with our adoption of FIN 48.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

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

Property and Equipment

Property and equipment are stated at cost. Recurring repairs and maintenance costs, including items that are replaced routinely in the casino, hotel and food and beverage departments which do not meet our capitalization policy are expensed as incurred. We have established our capital expense policy to be reflective of our individual ongoing repairs and maintenance programs. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Membership Interests

As of June 30, 2008, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted

Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

The following table highlights the results of operations for the three and six months ended June 30, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2008	2007	Change	2008	2007	Change
Net Revenues	$72,226	$64,832	11.4%	$146,219	$128,421	13.9%
Operating Expenses:
Casino	18,980	16,473	15.2%	39,400	31,894	23.5%
Hotel	10,764	11,353	(5.2)%	21,330	22,353	(4.6)%
Food and Beverage	9,614	9,013	6.7%	18,683	18,275	2.2%
Other	765	311	146.0%	1,048	585	79.1%
Selling, general and adminstrative	21,038	20,356	3.4%	40,012	39,690	0.8%
Depreciation and amortization	9,215	7,507	22.8%	18,016	15,891	13.4%
Operating (Loss) Income	$1,850	$(181)	(1,122.1)%	$7,730	$(267)	(2,995.1)%

Net revenues for the three and six months ended June 30, 2008 increased when compared to the three and six months ended June 30, 2007. The renovation project was completed late 2007 and all public areas and guest rooms were fully operational at the beginning of 2008. The property was under renovation during the three and six months ended June 30, 2007 so when comparing the three and six month periods, revenues and operating income have increased in all divisions.

The following table highlights the various sources of our revenues and expenses for the three and six months ended June 30, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2008	2007	Change	2008	2007	Change
Casino revenues	$30,965	$26,405	17.3%	$63,312	$50,263	26.0%
Casino expenses	18,980	16,473	15.2%	39,400	31,894	23.5%
Margin	38.7%	37.6%		37.8%	36.5%
Hotel revenues	$30,363	$29,054	4.5%	$61,316	$59,912	2.3%
Hotel expenses	10,764	11,353	(5.2)%	21,330	22,353	(4.6)%
Margin	64.5%	60.9%		65.2%	62.7%
Food and beverage revenues	$13,781	$12,442	10.8%	$28,038	$24,481	14.5%
Food and beverage expenses	9,614	9,013	6.7%	18,683	18,275	2.2%
Margin	30.2%	27.6%		33.4%	25.4%
Other revenues	$4,071	$1,863	118.5%	$7,853	$3,561	120.5%
Other expenses	765	311	146.0%	1,048	585	79.1%
Margin	81.2%	83.3%		86.7%	83.6%
Selling, general and administrative expenses	$21,038	$20,356	3.4%	$40,012	$39,690	0.8%
% of revenue	26.6%	29.2%		24.9%	28.7%

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

Casino revenues increased 17.3% to $31.0 million for the three months ended June 30, 2008, as compared to $26.4 million for the three months ended June 30, 2007. Table games revenue for the three months ended June 30, 2008 increased by approximately $1.6 million as compared to the three months ended June 30, 2007. Table drop for the three months ended June 30, 2008 increased $50.0 million or 45.9% when compared to the same three month period in the prior year, which is attributable to the completion of the renovation project and addition of amenities to attract casino customers.  Table win percentage for the three months ended June 30, 2008 was approximately 3.9% lower than the same three month period in the prior year. Slot revenue for the three months ended June 30, 2008 increased approximately $2.6 million when compared to the same three month period in the prior year. Slot handle for the three months ended June 30, 2008 increased $33.1 million or 15.0% when compared to the same three month period in the prior year. With the renovation project complete, all entryways to the casino are open and the number of slots on the floor has increased by an average of 158 machines when compared to the quarter ended June 30, 2007.  Combined revenues from the race and sports book, poker and keno for the three months ended June 30, 2008 increased by $0.5 million or 70.3% when compared to the three month period ended June 30, 2007 primarily due to an increase in race and sports book revenue driven by the completion of the renovation project.

Casino expenses increased 15.2% to $19.0 million for the three months ended June 30, 2008, as compared to $16.5 million for the three months ended June 30, 2007. Operating margin increased 1.1% when comparing the same three month periods. Expenses increased commensurate with the revenue increases in the casino while operating margins improved over prior year.

Casino revenues increased 26.0% to $63.3 million for the six months ended June 30, 2008, as compared to $50.3 million for the six months ended June 30, 2007.  Table games revenue for the six months ended June 30, 2008 increased by approximately $5.6 million as compared to the six months ended June 30, 2007. Table games drop increased approximately 50.7% for the six month period ended June 30, 2008 when compared to the same six month period in prior year. Overall table win percentage decreased by 2.7% when compared to the same six month period in prior year. Slot revenue for the six months ended June 30, 2008 increased approximately $7.9 million when compared to the same six month period in prior year. Slot handle increased approximately 26.0% for the six month period ended June 30, 2008 when compared to the same six month period in prior year. The renovation project was complete at the end of 2007 and the average number of slot machines on the floor has increased 335 devices when comparing this year to last.  Combined revenues from the race and sports book, poker and keno increased by $0.6 million or 31.8% when compared to the six month period ended June 30, 2007. The increases in casino revenue is attributed to the completion of the renovation project and the improvement of entryways from Las Vegas Boulevard and the mall.  The gaming floor is now fully operational with a full compliment of amenities.

Casino expenses increased 23.5% to $39.4 million for the six months ended June 30, 2008, as compared to $31.9 million for the six months ended June 30, 2007. Operating margin increased 1.3% when comparing the same six month periods.

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

Hotel revenues of $30.4 million for the three months ended June 30, 2008 were 4.5% higher than the three months ended June 30, 2007. Hotel occupancy decreased 1.5% to 97.0% when compared to the same three month period in the prior year. Average daily room rates increased to $141 for the three months ended June 30, 2008 compared to $130 for the three months ended June 30, 2007.  The room renovation is on-going which is the primary driver of the reduction in occupancy.

Hotel expenses decreased 5.2% to $10.8 million for the three months ended June 30, 2008, as compared to $11.4 million for the three months ended June 30, 2007. Operating margin increased 3.6% for the three month period ended June 30, 2008 when compared to the same three month period in the previous year.

Hotel revenues of $61.3 million for the six months ended June 30, 2008, were 2.3% higher than the six months ended June 30, 2007. Hotel occupancy percentage was 95.8% for the six months ended June 30, 2008, as compared to 98.1% for the six months ended June 30, 2007. Average daily room rates increased to $142 for the six months ended June 30, 2008, as compared to $133 for the six months ended June 30, 2007.

Hotel expenses decreased 4.6% to $21.3 million for the six months ended June 30, 2008, as compared to $22.4 million for the six months ended June 30, 2007. Operating margin increased 2.5 percentage points over the same six month period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 10.8% to $13.8 million for the three months ended June 30, 2008, as compared to $12.4 million for the three months ended June 30, 2007. Food revenue declined $0.1 million when compared to the same three month period in the previous year.  The PH Resort operates Starbucks, the buffet, room service, the pool cafe and banquets with all remaining food outlets leased to third party operators.  Beverage revenue increased $1.3 million when compared to the same three month period in the previous year due to the completion of the renovation project and all beverage outlets being fully operational in 2008.

Food and beverage expenses increased 6.7% to $9.6 million for the three months ended June 30, 2008, as compared to $9.0 million for the three months ended June 30, 2007. Operating margin increased 2.6% when compared to the same three month period in previous year. The expense increase and operating margin increase is consistent with the transition from in-house food operations to leased outlets operated by third parties.

Food and beverage revenues increased 14.5% to $28.0 million for the six months ended June 30, 2008, as compared to the $24.5 million for the six months ended June 30, 2007.

Food and beverage expenses increased 2.2% to $18.7 million for the six months ended June 30, 2008, as compared to $18.3 million for the six months ended June 30, 2007. Food and beverage margins increased 8.0 percentage points in comparing the same six month periods.

Other

Other revenue includes telephone, marketing fees received from Westgate based on sales of timeshare units and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 118.5% to $4.1 million for the three months ended June 30, 2008, as compared to $1.9 million for the three months ended June 30, 2007 and increased 120.5% to $7.9 million for the six months ended June 30, 2008, as compared to $3.6 million for the six months ended June 30, 2007. The increase in other revenue is primarily due to the increase in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against land receivable.

Other expenses increased 146.0% to $.8 million for the three months ended June 30, 2008, as compared to $0.3 million for the three months ended June 30, 2007 and increased 79.1% to $1.0 million for the six months ended June 30, 2008, as compared to $0.6 million for the six months ended June 30, 2007.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 3.4% to $21.0 million for the three months ended June 30, 2008, as compared to $20.4 million for the three months ended June 30, 2007.  As a percentage of revenue, SG&A expenses decreased to 26.6% for the three months ended June 30, 2008 as compared to 29.2% for the three months ended June 30, 2007. SG&A expenses increased 0.8% to $40.0 million for the six months ended June 30, 2008, as compared to $39.7 million for the six months ended June 30, 2007. SG&A expenses as a percentage of revenues decreased 3.8% for the six months ended June 30, 2008. The primary driver of SG&A expenses is marketing which is focused on brand recognition during our first year of post-renovation operation.

Depreciation and Amortization

Depreciation and amortization expense of $9.2 million for the three months ended June 30, 2008 increased when compared to $7.5 million in expense for the three months ended June 30, 2007. Depreciation and amortization expense of $18.0 million for the six months ended June 30, 2008 increased when compared to $15.9 million in expense for the six months ended June 30, 2007. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense decreased to $16.2 million for the three months ended June 30, 2008, as compared to $17.7 million for the three months ended June 30, 2007.  Net interest expense decreased to $34.1 million for the six months ended June 30, 2008, as compared to $35.4 million for the six months ended June 30, 2007.  The decrease in interest expense is directly related to the reduction in the interest rates.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we utilized cash flows from operating activities of approximately $4.6 million and had a balance of $19.6 million in cash and cash equivalents as of June 30, 2008. We also had current restricted cash and cash equivalents of approximately $27.6 million and long-term restricted cash and cash equivalents of approximately $28.3 million at June 30, 2008. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term restricted cash and cash equivalents include funds designated for the remaining costs associated with the renovation of hotel rooms and the interest reserve account which will be released once certain debt service coverage ratios are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for the remainder of 2008 are expected to include (i)  approximately $5.0 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (ii) up to approximately $25.6 million in interest payments on our debt.

We believe that cash generated from operations and cash held in reserve by the lenders under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure and debt service obligations of OpBiz for at least the next twelve months of operations.

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

Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein and The Bank of New York, Asset Solution Division (the “Senior Agent”) were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

Energy Services Agreement

Northwind owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the PH Resort under an energy service agreement, which expires in 2018. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement total approximately $400,000 per month.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. Interest on Future Funding Tranche B is payable monthly, in cash, at LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds.  An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at June 30, 2008 would increase the annual interest cost by approximately $8.6 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BH/RE, L.L.C.

August 14, 2008	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.