Form 10-Q
period 2008-09-30
BH RE LLC
filed 2008-11-14
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,556	$21,468
Receivables, net	24,206	26,920
Inventories	2,378	1,729
Prepaid expenses	9,397	7,487
Deposits and other current assets	164	216
Restricted cash and cash equivalents	29,894	32,008
Total current assets	87,595	89,828

Property and equipment, net	581,424	602,098
Restricted cash and cash equivalents	14,062	45,613
Land receivable	15,484	19,728
Deferred income tax	—	172
Other assets, net	2,983	9,629
Total assets	$701,548	$767,068

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$1,944	$1,785
Accounts payable	4,180	29,273
Accrued payroll and related	12,936	11,817
Accrued interest payable	7,261	8,182
Accrued taxes	2,835	3,338
Accrued expenses	10,920	9,422
Deposits	6,723	6,476
Other current liabilities	4,729	6,493
Due to affiliates	1,961	1,661
Total current liabilities	53,489	78,447

Long-term debt, less current portion	886,079	887,545
Deferred income tax	—	172
Other long-term liabilities	4,117	4,117
Total liabilities	943,685	970,281

Commitments and contingencies

Minority interest	(22,111)	(16,272)

Members’ equity (deficit):
Members’ equity	21,500	21,500
Accumulated deficit	(241,526)	(208,441)
Total members’ equity (deficit)	(220,026)	(186,941)
Total liabilities and members’ equity (deficit)	$701,548	$767,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Operating revenues:
Casino	$31,054	$26,373
Hotel	25,632	22,113
Food and beverage	13,187	11,307
Other	5,806	2,228
Gross revenues	75,679	62,021
Promotional allowances	(6,367)	(4,892)
Net revenues	69,312	57,129

Operating costs and expenses:
Casino	19,463	17,920
Hotel	10,221	10,263
Food and beverage	9,530	8,841
Other	77	307
Selling, general and administrative	17,413	21,745
Depreciation and amortization	8,971	10,740
	65,675	69,816

Operating income (loss)	3,637	(12,687)

Other income (expense):
Interest expense, net	(16,198)	(18,881)
Minority interest	1,884	4,735
	(14,314)	(14,146)

Pre-tax loss	(10,677)	(26,833)
Provision for income taxes	—	—
Net loss	$(10,677)	$(26,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Operating revenues:
Casino	$94,367	$76,636
Hotel	86,948	82,025
Food and beverage	41,225	35,787
Other	13,659	5,790
Gross revenues	236,199	200,238
Promotional allowances	(20,668)	(14,689)
Net revenues	215,531	185,549

Operating costs and expenses:
Casino	58,863	49,814
Hotel	31,551	32,616
Food and beverage	28,212	27,116
Other	1,125	892
Selling, general and administrative	57,425	61,434
Depreciation and amortization	26,987	26,631
	204,163	198,503

Operating income (loss)	11,368	(12,954)

Other income (expense):
Interest expense, net	(50,292)	(54,317)
Minority interest	5,839	10,093
	(44,453)	(44,224)

Pre-tax loss	(33,085)	(57,178)
Provision for income taxes	—	—
Net loss	$(33,085)	$(57,178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from operating activities:
Net loss	$(33,085)	$(57,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,987	26,631
Amortization of debt discount and issuance costs	6,343	5,085
Minority interest	(5,839)	(10,093)
Changes in assets and liabilities:
Restricted cash and cash equivalents	2,114	(10,408)
Receivables, net	2,714	3,701
Inventories and prepaid expenses	(2,559)	(2)
Deposits and other current assets	52	176
Due to affiliates	300	137
Accounts payable	(4,287)	(1,223)
Accrued payroll and related	1,119	2,475
Accrued expenses	995	2,122
Deposits and other current liabilities	(1,517)	(2,526)
Accrued interest	(921)	1,669
Long term deposits and other assets	—	542
Long term receivable, land	4,244	—
Net cash used in operating activities	(3,340)	(38,892)
Cash flows from investing activities:
Purchases of property and equipment	(26,673)	(90,571)
Restricted cash and cash equivalents	31,551	67,813
Net cash provided by investing activities	4,878	(22,758)
Cash flows from financing activities:
Borrowings under Loan Agreement	—	60,330
Payments under CUP financing	(1,307)	(1,166)
Financing fees	(143)	—
Net cash (used in) provided by financing activities	(1,450)	59,164
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	88	(2,486)
Balance, beginning of period	21,468	25,640
Balance, end of period	$21,556	$23,154

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$45,394	$53,925

Non-cash investing and financing activities:
Sale of land to Westgate	$—	$29,500

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2008, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at September 30, 2008 and December 31, 2007 was approximately $29.9 million and $32.0 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $14.1 million and $45.6 million at September 30, 2008 and December 31, 2007, respectively, which includes a reserve for the remaining cash commitments for the on-going hotel room renovation project and a reserve for interest shortfalls. The restricted cash related to the renovation includes a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement, upon completion of project funding.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE’s consolidated balance sheets. Debt issuance costs, net of the related amortization, approximated $1.5 million and $7.7 million as of September 30, 2008 and December 31, 2007, respectively.

Intangible Assets

In connection with the purchase of the Aladdin, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at September 30, 2008 was fully amortized. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized at September 30, 2008.   The customer list and trade name were amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively.  Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $112,000 and $168,000, respectively.  Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $447,000 and $503,000, respectively.

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

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk.  The Company is required to enter into a new interest rate cap agreement when it exercises the first extension option of the Loan (see Note 5 – Long-Term Debt).  The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rooms	$1,670	$1,087	$4,950	$2,967
Food and Beverage	2,138	2,429	6,731	6,731
Other	22	9	45	19
Total cost of promotional allowances	$3,830	$3,525	$11,726	$9,717

Slot Club Program

The PH Resort’s slot club members earn points based on gaming activity, which can be redeemed for cash. A liability is recorded for the estimated cost of the outstanding points accrued under the slot club program. The accrued slot club point liability was approximately $2.1 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.4 million and $8.3 million for the three and nine months ended September 30, 2008, respectively, and $2.0 million and $5.0 million for the three and nine months ended September 30, 2007, respectively.

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

Membership Interests

As of September 30, 2008, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported income.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for the Company beginning January 1, 2008 for financial assets and liabilities and are effective January 1, 2009 for non-financial assets and liabilities.  The warrants the Company has issued to purchase 17.5% of the equity of MezzCo (see Note 5 – Long-Term Debt) qualify as a level three financial liability as there are no observable market inputs and there is no market activity for the instruments.  The changes in valuation of the warrants for the period ended September 30, 2008 were not material to the Company’s financial position or operations.  The interest rate cap qualifies as a level two financial asset in accordance with SFAS 157.  The balance of the interest rate cap and changes in valuation for the period ended September 30, 2008 were not material to the Company’s financial position or operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Casino	$13,611	$18,322
Hotel	8,562	6,811
Land sale receivable	21,244	25,373
Other	4,772	3,248
	48,189	53,754
Long-term portion of land sale receivable	(15,484)	(19,728)
Allowance for doubtful accounts	(8,499)	(7,106)
Receivables, net	$24,206	$26,920

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Land	$68,479	$68,479
Building and improvements	502,203	502,584
Furniture, fixtures and equipment	102,616	104,253
Construction in progress	18,651	10,767
	691,949	686,083
Accumulated depreciation	(110,525)	(83,985)
Property and equipment, net	$581,424	$602,098

Depreciation expense was approximately $9.0 million and $27.0 million for the three and nine months ended September 30, 2008, respectively, and $10.7 million and $26.6 million for the three and nine months ended September 30, 2007, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
$860 million Loan	$860,000	$860,000
Northwind Aladdin obligation under capital lease	28,023	29,330
Total long-term debt	888,023	889,330
Current portion of long-term debt	(1,944)	(1,785)
Total long-term debt, net	$886,079	$887,545

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

The initial maturity date of the Loan is December 9, 2008 with three one year extension options available, subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (2.488% for the September 30, 2008 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

The Borrower has given the Lender notice of its intention to exercise the first of three available one year extension options outlined in the Loan Agreement.  In connection with the exercise of the extension options, the Borrower must comply with certain requirements outlined in the Loan Agreement including (i) certification that there is no event of default (ii) replacement of the interest rate cap agreement expiring on November 30, 2008 (iii) payment of an extension fee (applicable to the second and third extension periods only) (iv) payment of Lender’s reasonable out-of-pocket expenses associated with the extension and (v) deposit of additional funds into the interest shortfall reserve account sufficient to result in a debt service coverage ratio for the extension term of at least 1.10:1.00.  To the extent that the property generates excess cash flow (as defined in the Loan Agreement) and does not meet certain EBITDA thresholds during the extension periods, the excess cash flow will be held in reserve for amortization of the Loan or additional security for the Lender.  The interest reserve of $11 million is included in long-term restricted cash and cash equivalents in the accompanying financial statements and the Company does not anticipate the need to increase the amount of this reserve in connection with the extension of the Loan.  Since the Company intends to exercise the first extension option, The Loan is classified as a non-current liability in the accompanying financial statements.

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

In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the Casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $917,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,167,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as defined below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1 Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

BH/RE owns 85% of the membership interests in EquityCo and Starwood owns 15%. MezzCo is a wholly owned subsidiary of EquityCo, and OpBiz is a wholly owned subsidiary of MezzCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund a portion of the costs of the renovation of the property. Starwood’s equity interest in EquityCo is reflected as minority interest in the accompanying condensed consolidated financial statements. BH/RE recorded minority interest income related to the Starwood interests of approximately $1.9 million and $4.7 million for the three months ended September 30, 2008 and 2007, respectively, and $5.8 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

There is $0.1 million of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for each of the three and nine month periods ended September 30, 2008 and 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R).

	Three and Nine Months Ended September 30, 2008	Three and Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%	36%
Risk-free interest rate	3.76%	3.76%
Expected option life (years)	7	7
Expected annual dividend yield	—%	—%

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a  separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $0.7 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, and $0.6 million and $1.2 million for the three and nine months ended September 30, 2007.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 15% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.2 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $7.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms.  Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, and $0.1 million for the three and nine months ended September 30, 2007.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $100,000 and $300,000 for the three and nine months ended September 30, 2008, and $5,000 for the month of September 2007.

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective January 1, 2007.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. The Company had uncertain tax benefits of $2.2 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively.   The Company recognizes penalties and interest as a component of income tax expense.  Management does not expect any penalty assessment associated with our adoption of FIN 48.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.

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

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on November 30, 2008, to manage interest rate risk. The Company is required to enter into a new interest rate cap agreement when it exercises the first extension option of the Loan. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

Membership Interests

As of September 30, 2008, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, “Earnings Per Share,” because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for the Company beginning January 1, 2008 for financial assets and liabilities and are effective January 1, 2009 for non-financial assets and liabilities.  The warrants the Company issued to purchase 17.5% of the equity of MezzCo (see Note 5 – Long-Term Debt) qualify as a level three financial liability as there are no observable market inputs and there is no market activity for the instruments.  The changes in valuation of the warrants for the period ended September 30, 2008 were not material to the Company’s financial position or operations.  The interest rate cap qualifies as a level two financial asset in accordance with SFAS 157.  The balance of the interest rate cap and changes in valuation for the period ended September 30, 2008 were not material to the Company’s financial position or operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

The following table highlights the results of operations for the three and nine months ended September 30, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2008	2007	Change	2008	2007	Change
Net Revenues	$69,312	$57,129	21.3%	$215,531	$185,549	16.2%
Operating Expenses:
Casino	19,463	17,920	8.6%	58,863	49,814	18.2%
Hotel	10,221	10,263	(0.4)%	31,551	32,616	(3.3)%
Food and Beverage	9,530	8,841	7.8%	28,212	27,116	4.0%
Other	77	307	(74.9)%	1,125	892	26.1%
Selling, general and adminstrative	17,413	21,745	(19.9)%	57,425	61,434	(6.5)%
Depreciation and amortization	8,971	10,740	(16.5)%	26,987	26,631	1.3%
Operating (Loss) Income	$3,637	$(12,687)	128.7%	$11,368	$(12,954)	187.7%

Net revenues for the three and nine months ended September 30, 2008 increased when compared to the three and nine months ended September 30, 2007. The property was under renovation until late 2007 so when comparing the three and nine month periods ended September 30, 2008 to the same three and nine month periods in 2007, revenues and operating income have increased in all divisions.  While the operating results have improved as a result of the completion of the renovation, we also believe that our revenues for the three and nine months ended September 30, 2008 have been negatively impacted by the weakened United States economy. Disruptions in the housing and stock markets, high travel costs, along with declines in the Las Vegas market due to decreased visitor volume and lower customer spending per trip have and may continue to adversely impact our revenues.  We have and will continue to aggressively monitor and reduce expenses to maintain and improve operating margins during 2008.

The following table highlights the various sources of our revenues and expenses for the three and nine months ended September 30, 2008 and 2007, respectively (dollars in thousands, unaudited).

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2008	2007	Change	2008	2007	Change
Casino revenues	$31,054	$26,373	17.7%	$94,367	$76,636	23.1%
Casino expenses	19,463	17,920	8.6%	58,863	49,814	18.2%
Margin	37.3%	32.1%		37.6%	35.0%
Hotel revenues	$25,632	$22,113	15.9%	$86,948	$82,025	6.0%
Hotel expenses	10,221	10,263	(0.4)%	31,551	32,616	(3.3)%
Margin	60.1%	53.6%		63.7%	60.2%
Food and beverage revenues	$13,187	$11,307	16.6%	$41,225	$35,787	15.2%
Food and beverage expenses	9,530	8,841	7.8%	28,212	27,116	4.0%
Margin	27.7%	21.8%		31.6%	24.2%
Other revenues	$5,806	$2,228	160.6%	$13,659	$5,790	135.9%
Other expenses	77	307	(74.9)%	1,125	892	26.1%
Margin	98.7%	86.2%		91.8%	84.6%
Selling, general and administrative expenses	$17,413	$21,745	(19.9)%	$57,425	$61,434	(6.5)%
% of revenue	23.0%	35.1%		24.3%	30.7%

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

Casino revenues increased 17.7% to $31.1 million for the three months ended September 30, 2008, as compared to $26.4 million for the three months ended September 30, 2007. Table games revenue for the three months ended September 30, 2008 increased by approximately $2.1 million as compared to the three months ended September 30, 2007. Table drop for the three months ended September 30, 2008 increased $15.2 million or 28.2% when compared to the same three month period in the prior year, which is attributable to the completion of the renovation project and addition of amenities to attract casino customers.  Table win percentage for the three months ended September 30, 2008 was approximately 2.5% lower than the same three month period in the prior year. Slot revenue for the three months ended September 30, 2008 increased approximately $4.2 million when compared to the same three month period in the prior year. Slot handle for the three months ended September 30, 2008 increased $15.6 million or 6.6% when compared to the same three month period in the prior year. With the renovation project complete, all entryways to the casino are open and the number of slots on the floor has increased by an average of 170 machines when compared to the three months ended September 30, 2007.  Combined revenues from the race and sports book, poker and keno for the three months ended September 30, 2008 increased by $0.2 million or 22.3% when compared to the three month period ended September 30, 2007.

Casino expenses increased 8.6% to $19.5 million for the three months ended September 30, 2008, as compared to $17.9 million for the three months ended September 30, 2007. Operating margin increased 5.2% when comparing the same three month periods. Expenses increased commensurate with the revenue increases in the casino while operating margins improved over prior year.

Casino revenues increased 23.1% to $94.4 million for the nine months ended September 30, 2008, as compared to $76.6 million for the nine months ended September 30, 2007.  Table games revenue for the nine months ended September 30, 2008 increased by approximately $7.7 million as compared to the nine months ended September 30, 2007. Table games drop increased approximately 42.9% for the nine month period ended September 30, 2008 when compared to the same nine month period in prior year. Overall table win percentage decreased by 2.5% when compared to the same nine month period in prior year. Slot revenue for the nine months ended September 30, 2008 increased approximately $12.1 million when compared to the same nine month period in prior year. Slot handle increased approximately 19.0% for the nine month period ended September 30, 2008 when compared to the same nine month period in prior year. The renovation project was complete at the end of 2007 and the average number of slot machines on the floor has increased 280 devices when comparing this year to last.  Combined revenues from the race and sports book, poker and keno increased by $0.7 million or 28.9% when compared to the nine month period ended September 30, 2007. The increases in casino revenue is attributed to the completion of the renovation project and the improvement of entryways from Las Vegas Boulevard and the mall.  The gaming floor is now fully operational with a full compliment of amenities.

Casino expenses increased 18.2% to $58.9 million for the nine months ended September 30, 2008, as compared to $49.8 million for the nine months ended September 30, 2007. Operating margin increased 2.6% when comparing the same nine month periods.

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

Hotel revenues of $25.6 million for the three months ended September 30, 2008 were 15.9% higher than the three months ended September 30, 2007. Hotel occupancy decreased 1.6% to 95.0% when compared to the same three month period in the prior year. Average daily room rates increased to $123 for the three months ended September 30, 2008 compared to $114 for the three months ended September 30, 2007.  The final phase of the room renovation is underway which is the primary driver of the reduction in occupancy.

Hotel expenses decreased 0.4% to $10.2 million for the three months ended September 30, 2008, as compared to $10.3 million for the three months ended September 30, 2007. Operating margin increased 6.5% for the three month period ended September 30, 2008 when compared to the same three month period in the previous year.

Hotel revenues of $87.0 million for the nine months ended September 30, 2008, were 6.0% higher than the nine months ended September 30, 2007. Hotel occupancy percentage was 95.5% for the nine months ended September 30, 2008, as compared to 97.6% for the nine months ended September 30, 2007. Average daily room rates increased to $136 for the nine months ended September 30, 2008, as compared to $127 for the nine months ended September 30, 2007.

Hotel expenses decreased 3.3% to $31.6 million for the nine months ended September 30, 2008, as compared to $32.6 million for the nine months ended September 30, 2007. Operating margin increased 3.5 percentage points over the same nine month period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues increased 16.6% to $13.2 million for the three months ended September 30, 2008, as compared to $11.3 million for the three months ended September 30, 2007. Food revenue increased $0.8 million when compared to the same three month period in the previous year.  The PH Resort operates Starbucks, the buffet, room service, the pool cafe and banquets with all remaining food outlets leased to third party operators.  Beverage revenue increased $0.8 million when compared to the same three month period in the previous year due to the completion of the renovation project and all beverage outlets being fully operational in 2008.

Food and beverage expenses increased 7.8% to $9.5 million for the three months ended September 30, 2008, as compared to $8.8 million for the three months ended September 30, 2007. Operating margin increased 5.9% when compared to the same three month period in previous year. The expense increase and operating margin increase is consistent with the transition from in-house food operations to leased outlets operated by third parties.

Food and beverage revenues increased 15.2% to $41.2 million for the nine months ended September 30, 2008, as compared to the $35.8 million for the nine months ended September 30, 2007.

Food and beverage expenses increased 4.0% to $28.2 million for the nine months ended September 30, 2008, as compared to $27.1 million for the nine months ended September 30, 2007. Food and beverage margins increased 7.4 percentage points in comparing the same nine month periods.

Other

Other revenue includes telephone, marketing fees received from Westgate based on sales of timeshare units and other miscellaneous income and is recognized at the time the goods or services are provided to the guest.

Other revenues increased 160.6% to $5.8 million for the three months ended September 30, 2008, as compared to $2.2 million for the three months ended September 30, 2007, and increased 135.9% to $13.7 million for the nine months ended September 30, 2008, as compared to $5.8 million for the nine months ended September 30, 2007. The increase in other revenue is primarily due to the increase in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against land receivable.

Other expenses decreased 74.9% to $0.1 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007 and increased 26.1% to $1.1 million for the nine months ended September 30, 2008, as compared to $0.9 million for the nine months ended September 30, 2007.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 19.9% to $17.4 million for the three months ended September 30, 2008, as compared to $21.7 million for the three months ended September 30, 2007.  As a percentage of revenue, SG&A expenses decreased to 23.0% for the three months ended September 30, 2008 as compared to 35.1% for the three months ended September 30, 2007. SG&A expenses decreased 6.5% to $57.4 million for the nine months ended September 30, 2008, as compared to $61.4 million for the nine months ended September 30, 2007. SG&A expenses as a percentage of revenues decreased 6.4% for the nine months ended September 30, 2008. The primary driver of SG&A expenses is marketing which is focused on brand recognition during our first year of post-renovation operation.

Depreciation and Amortization

Depreciation and amortization expense of $9.0 million for the three months ended September 30, 2008 decreased when compared to $10.7 million in expense for the three months ended September 30, 2007. Depreciation and amortization expense of $27.0 million for the nine months ended September 30, 2008 increased when compared to $26.6 million in expense for the nine months ended September 30, 2007. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense decreased to $16.2 million for the three months ended September 30, 2008, as compared to $18.9 million for the three months ended September 30, 2007.  Net interest expense decreased to $50.3 million for the nine months ended September 30, 2008, as compared to $54.3 million for the nine months ended September 30, 2007.  The decrease in interest expense is directly related to the reduction in the interest rates.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we utilized cash flows from operating activities of approximately $3.3 million and had a balance of $21.6 million in cash and cash equivalents as of September 30, 2008. We also had current restricted cash and cash equivalents of approximately $29.9 million and long-term restricted cash and cash equivalents of approximately $14.1 million at September 30, 2008. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term restricted cash and cash equivalents include funds designated for the remaining costs associated with the renovation of hotel rooms and the interest reserve account which will be released once certain debt service coverage ratios are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for the remainder of 2008 are expected to include (i)  approximately $2.2 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (ii) up to approximately $16.1 million in interest payments on our debt.

The expected continuation of challenging economic conditions in the Las Vegas market leads us to estimate the need for a working capital contribution to OpBiz of $13.5 million for the liquidity needs of the PH Resort for the next twelve months.  In order to fund the $13.5 million contribution, EquityCo has requested that its members make an additional capital contribution of $13.5 million (the “Capital Contribution”) on a pro rata basis in accordance with their relative ownership interests in EquityCo.  BH/RE currently owns 85% of EquityCo and Starwood owns the remaining 15%.  Starwood, however, has declined to contribute its portion of the Capital Contribution.  As a result, the principals of BH/RE have orally agreed to contribute the entire Capital Contribution. Each of the equity owners of BH/RE (BHCH, which holds a combined 59.25% equity membership interest, and OCS, which holds a 40.75% equity membership interest), will contribute their proportionate share of the Capital Contribution to BH/RE, BH/RE will then contribute the capital to EquityCo, which in turn will contribute the capital to MezzCo, which in turn will contribute the capital to OpBiz.  As of November 14, 2008, BHCH and OCS have each contributed $1,039,000 of the Capital Contribution.  We have estimated that the remaining $11.4 million of the Capital Contribution will be paid by January 2009, at which point BH/RE’s ownership interest in EquityCo will have increased from 85% to 89% and Starwood’s ownership interest in EquityCo will be reduced from 15% to 11%.  This transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

As discussed under “Description of Certain Indebtedness” below, the Company also has an obligation under the terms of the Loan to maintain reserves for, among other items, projected interest shortfalls.  In connection with the extension of the Loan, we are required to project interest expense for the upcoming twelve months and increase the interest reserve, which is currently established at $11 million, for any projected shortfalls.  The interest reserve test (as fully defined in the Loan), essentially compares the annualized operating results based on the previous six months of operation to the expected interest payments for the upcoming twelve months using the twelve month forward curve for the thirty-day LIBOR rate plus the applicable spread.  At this time, we do not anticipate a need to increase the established interest reserve.

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

The initial maturity date of the Loan is December 9, 2008 with three one year extension options available, subject to payment of a fee and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (2.488% for the September 30, 2008 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

The Borrower has given the Lender notice of its intention to exercise the first of three available one year extension options outlined in the Loan Agreement.  In connection with the exercise of the extension options, the Borrower must comply with certain requirements outlined in the Loan Agreement including (i) certification that there is no event of default (ii) replacement of the interest rate cap agreement expiring on November 30, 2008 (iii) payment of an extension fee (applicable to the second and third extension periods only) (iv) payment of Lender’s reasonable out-of-pocket expenses associated with the extension and (v) deposit of additional funds into the interest shortfall reserve account sufficient to result in a debt service coverage ratio for the extension term of at least 1.10:1.00.  To the extent that the property generates excess cash flow (as defined in the Loan Agreement) and does not meet certain EBITDA thresholds during the extension periods, the excess cash flow will be held in reserve for amortization of the Loan or additional security for the Lender.  The interest reserve of $11 million is included in long-term restricted cash and cash equivalents in the accompanying financial statements and the Company does not anticipate the need to increase the amount of this reserve in connection with the extension of the Loan.  Since the Company intends to exercise the first extension option, The Loan is classified as a non-current liability in the accompanying financial statements.

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

In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the Casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $917,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,167,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as defined below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1 Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, risks surrounding a weakened economy including reduced visitor volume, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. Interest on Future Funding Tranche B is payable monthly, in cash, at LIBOR plus 7.50% with a 1.50% ticking fee on available but un-advanced funds.  An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at September 30, 2008 would increase the annual interest cost by approximately $8.6 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2008. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the unregistered sale of equity securities and use of proceeds is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption Liquidity and Capital Resources, which information is incorporated herein by reference.

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

BH/RE, L.L.C.

November 14, 2008	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Michael V. Mecca.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.