Form 10-K
period 2008-12-31
BH RE LLC
filed 2009-03-31
CIK 1281657

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant was $0. As of March 31, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of the Registrant's voting membership interests, BH Casino and Hospitality LLC I held 43.27%, OCS Consultants, Inc. held 41.13% of the Registrant's equity membership, and BH Casino and Hospitality LLC II held the remaining 15.61% of the Registrant's equity membership interests.

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

Organization

        BH/RE is a holding company that owns 88.61% of EquityCo, L.L.C. ("EquityCo"). The remaining 11.39% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). MezzCo, L.L.C. ("MezzCo") is a wholly-owned subsidiary of EquityCo and each of OpBiz, LLC ("OpBiz") and PH Mezz II LLC ("PH Mezz II") is a wholly owned subsidiary of MezzCo. PH Mezz I LLC ("PH Mezz I") is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC ("PH Fee Owner") is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC ("TSP Owner") is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the "PH Resort"). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the "Timeshare Parcel") that was sold to Westgate Resorts, LLP, a Florida limited partnership ("Westgate") subject to the Timeshare Purchase Agreement, dated December 10, 2004 and modified on September 10, 2007, between OpBiz and Westgate, as more fully described below. As of March 31, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE's voting membership interests. BH/RE's equity membership interests were held 43.27% by BH Casino and Hospitality LLC I ("BHCH I"), 15.61% by BH Casino and Hospitality LLC II ("BHCH II" and, together with BHCH I, "BHCH") and 41.13% by OCS Consultants, Inc. ("OCS").

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

        In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbor 90-1, Ltd. and Bay Harbour Master Ltd. (the "Guarantors") executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

        The PH Resort includes a 2,496-room hotel (the "Hotel"), which offers deluxe guestrooms, resort guestrooms, suites, luxury rooms and mega suites. In addition, the hotel has an outdoor pool area and an approximately 32,000-square foot spa that is leased to a third party.

        PH Resort's 116,000-square foot casino (the "Casino") offers approximately 1,850 slot machines, 75 table games, a poker room and a race-and sports-book facility.

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

        The 7,500-seat Theater for the Performing Arts (the "TPA") is part of the Complex but is not directly connected to the Hotel and the Casino. Hotel and Casino customers and the general public can enter the TPA through the adjacent shopping mall, known as the Miracle Mile Shops, as described below, or through entrances leading directly into the TPA. The TPA is used for award shows, live music events and theatrical performances. The PH Resort also has a 1,300-seat theater on the mezzanine level above the Casino (the "Showroom"). The Showroom will be home to a nightly show called Peepshow (as discussed in greater detail herein). The TPA and Showroom are leased to CC Entertainment Theatrical-LV, LLC, successor-in-interest to SFX Entertainment, Inc. pursuant to an assignment dated September 26, 2005 ("CCE"). CCE has renovated and has the exclusive right to use, reconfigure, adapt, change and operate the leased premises.

        The Timeshare Parcel is a four-acre parcel of land adjacent to the Miracle Mile Shops which is currently being developed by Westgate. The site will be the home of the PH Towers which will include residential units, primarily available as timeshare. The PH Towers will be integrated into the Complex with the units that are unsold available for use as added hotel inventory. Westgate has developed a plan which exceeds the established minimum project density requirements under the transaction documents and is currently constructing pursuant to that plan. Pursuant to this plan, it is anticipated that the first tower which includes 1,201 two bedroom units will be ready for occupancy by no later than November 21, 2009. The second tower with 504 two bedroom units and the third tower with 1,082 two bedroom units has a planned total completion date of no later than November 2013.

        In addition to the Hotel, Casino, PH Towers and TPA, the Complex includes the Miracle Mile Shops, which is a themed entertainment shopping mall with approximately 435,000 square feet of retail space, and an approximately 4,800-space parking facility jointly used by the PH Resort and the Miracle Mile Shops.

        The Miracle Mile Shops and the parking facility are owned by Boulevard Invest, LLC ("Boulevard Invest"), an unaffiliated third party. The Miracle Mile Shops, which is directly connected to the Casino, contains an array of stores, boutiques, restaurants, cafes and other entertainment offerings. We are a party to reciprocal use easements and agreements among us, Boulevard Invest and Westgate governing the operation and maintenance of the Hotel, the Casino, the TPA, the Miracle Mile Shops, the Timeshare Parcel, the parking facility and utilization of services from the central utility plant.

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

  Implement a New Marketing Program

        We intend to focus our marketing efforts on attracting middle market gaming customers and establishing celebrity marketing agreements. We believe the general quality of the Hotel rooms is very competitive for the middle market segment. The new marketing program features:

  •
  the entry of the Planet Hollywood brand name into the Las Vegas casino market; and

  •
  Starwood's reservation system and marketing and loyalty programs.

        Planet Hollywood Brand Name.    We believe the Planet Hollywood brand name is well-known and internationally recognized. As a result, we expect that we will be able to spend more of our advertising budget on direct customer marketing and introduction to property specific events rather than general brand awareness. In addition, the PH Resort will host movie premieres, live television productions and similar entertainment industry events, with the goal of attracting Las Vegas tourists, including customers of other properties on the Las Vegas Strip, to the PH Resort.

        Relationship with Starwood and Sheraton.    We believe that our relationship with Starwood and Sheraton presents a number of advantages for the PH Resort. We believe that including the PH Resort in the Starwood reservation system and marketing and loyalty programs may result in higher average daily room rates at the Hotel. We also estimate that Starwood's convention bookings database will generate more profitable convention and meeting business for the PH Resort, improving both mid-week occupancy levels and average daily room rates. The Starwood preferred guest program has approximately 4.7 million active members and approximately 10 million total members and Starwood has added the PH Resort as an option for Starwood preferred guest program members to utilize the PH Resort as an award-redeeming destination.

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

        Expanded Entertainment Amenities.    The newly designed Showroom will be home to Peepshow, a nightly production show that is a collaboration between CCE and a legendary Broadway producer which will feature celebrities in the starring roles. We are also hosting a nightly production of Tony and Tina's wedding on the mezzanine level in a 310 seat showroom. We also have plans to maintain an interactive exhibit on the mezzanine level. In addition to the nightly shows and interactive exhibits, the TPA will continue to offer larger concerts and shows to be done periodically. We will also be able to use the TPA and Showroom for casino and convention needs during certain periods. We believe that increasing the number, variety and desirability of non-gaming amenities at the PH Resort will attract more customers and, as a result, increase revenues and profits, including those from our gaming operations.

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

  Timeshare Parcel

        Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate, whereby OpBiz agreed to sell the Timeshare Parcel to Westgate, to develop, market, manage and sell timeshare units on such Timeshare Parcel. Under the Timeshare Purchase Agreement, OpBiz will receive fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. We expect that development of the formerly vacant property will also benefit us by providing additional revenues by increasing the number of potential customers for the PH Resort, as the new towers will have limited amenities so those guests will be directed to our Complex for gaming, entertainment and food and beverage facilities.

Markets

        The well documented credit crisis and economic downturn has resulted in a significant decline in tourism and gaming spend in Las Vegas. According to the Las Vegas Convention and Visitors Authority, total Las Vegas visitor volume declined 4.4% to 37.5 million visitors for the year ended December 31, 2008 compared to 39.2 million visitors for the year ended December 31, 2007. Occupancy rates across Las Vegas declined by 4.2%, room rates declined by 9.8% and gaming revenue declined by 9.9%, in 2008 compared to 2007.

        A number of major hotel casinos have opened in the past ten years on the Las Vegas Strip, including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, The Venetian Casino Resort, The Palazzo, Wynn Resort Las Vegas and Encore. In addition, a number of existing properties on the Las Vegas Strip have expanded during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Bellagio and Caesars Palace. There are several other large resorts that are expected to open on the Las Vegas Strip before the end of 2010 including Cosmopolitan, Fountainebleau and City Center.

        Las Vegas has sought to increase its popularity as an overall vacation resort destination. The Las Vegas market continues to evolve from its historical gaming focus to broader entertainment and leisure offerings, such as retail, fine dining, sporting activities and major concerts. This diversification has contributed to the historical growth in the market and broadened the universe of individuals who would consider Las Vegas as a vacation destination. The more diversified entertainment and leisure offerings present significant growth opportunities. In particular, the newer, large theme-destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons, in addition to gaming. The current economic environment and the reductions in visitor volume and discretionary consumer spending have led to increased competition, particularly on the Las Vegas Strip.

Competition

        The hotel casino industry is highly competitive. The PH Resort competes, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size with other high-quality resorts and hotel casinos on the Las Vegas Strip and in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas.

        Many competing properties in the Las Vegas market have recently expanded or are expanding their facilities. MGM Mirage has constructed a 928-room "spa tower" addition to Bellagio, as well as an expansion of Bellagio's spa and salon, meeting space and retail space. Harrah's (formerly Caesars Entertainment) has completed construction of a 949-room hotel tower and additional convention and meeting facilities at Caesars Palace, which includes additional retail space and restaurant facilities. The Wynn Resort Las Vegas added Encore with approximately 2,034 luxury rooms. The Venetian Casino Resort constructed the Palazzo with approximately 3,000 luxury rooms. The Cosmopolitan Resort &

Casino, which will be located directly across the Strip from the PH Resort, will have approximately 2,200 rooms comprised of condo hotel units and hotel rooms and is expected to be completed in 2009. MGM Mirage is building a 66-acre development currently called Project City Center, which will also be located across Las Vegas Boulevard from the PH Resort. The initial phase of the project is expected to be completed in 2010 and includes a 4,000-room hotel and casino, as well as three 400-room boutique hotels. According to the Las Vegas Convention and Visitors Authority, the number of hotel rooms in Las Vegas is expected to increase by 17,223 in 2009. Some of these properties are operated by companies that have more than one location and may have greater name recognition and financial and marketing resources than we have and will target the same demographic group as the PH Resort and also compete with the PH Resort for conventions and trade shows. We will seek to differentiate the PH Resort from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we will provide and the added value of our relationships with Planet Hollywood, Starwood and Sheraton. Along with our competitors on the Las Vegas Strip, the PH Resort has responded to the current economic environment and erosion of consumer spending by aggressively marketing and pricing our offerings.

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

Intellectual Property

        We have entered into agreements with Planet Hollywood and Sheraton which, among other things, grant us the right to use certain of their respective intellectual property in connection with the operation of the PH Resort. These licensing arrangements are described below under "Item 13. Certain Relationships and Related Transactions, and Director Independence."

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

  Individual Licensing Requirements

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with OpBiz to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and certain key employees of OpBiz, MezzCo, EquityCo and BH/RE are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position. Messrs. Teitelbaum and Earl, along with Donna Lehmann, Chief Financial Officer of OpBiz and Treasurer of BH/RE, Mark S. Helm, General Counsel and Secretary of OpBiz, Thomas M. Smith, manager of EquityCo and OpBiz, and Allison Reid, manager of EquityCo and OpBiz, have been licensed by the Nevada Gaming Authorities. Applications for Thomas J. McCartney, President and Chief Executive Officer of OpBiz, George Barry Hardy, manager of OpBiz, and Eugene I. Davis, manager of OpBiz, are pending approval by the Nevada Gaming Authorities.

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

        BH/RE is required to maintain a current ownership ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the

Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of BH/RE's voting securities. The Nevada Commission has the power to require the certificates representing equity interests of any registered company to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether this requirement will be imposed on us. However, the certificates representing BH/RE's membership interests note that the membership interests are subject to a right of redemption and other restrictions set forth in BH/RE's articles of organization and operating agreement and that the membership interests are, or may become, subject to restrictions imposed by applicable gaming laws.

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

Employees

        OpBiz currently has approximately 2,536 employees. Approximately 1,221 employees (48%) are covered under a collective bargaining agreement.

ITEM 1A.    RISK FACTORS

        Our plans and business are subject to the following risks:

  Risks Related to Our Substantial Indebtedness

  Our substantial indebtedness could adversely affect our financial results.

        We have $860.0 million of indebtedness under the Loan Agreement and approximately $27.6 million of indebtedness under the Energy Service Agreement described below at the end of Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The indebtedness under the Loan Agreement is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz.

        The Loan Agreement requires that we establish and maintain certain reserves including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan Agreement also requires that we maintain an interest reserve and restricts our ability to spend excess cash flow until certain debt service coverage ratios are met. Pursuant to the terms of the Loan Agreement, the Lenders have approval rights over our annual operating budget and restrictions over our operating cash (excluding certain requirements to maintain minimum operating cash under Nevada gaming regulations). Therefore, we will have limited cash flow available for unplanned working capital needs and other general corporate activities and to make distributions to our owners until certain debt service coverage ratios are met. Our substantial indebtedness could also have the following additional consequences:

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

        We cannot assure you that declines in the Las Vegas market are over or that hotel casino resorts will continue to be popular. Continued declines in economic conditions or the popularity of hotel casino resorts or the appeal of the features offered by the PH Resort, could impair our financial condition and results of operations. Even after the global economy begins to recover, there may be excess supply in the Las Vegas market. Further, the design and amenities of the PH Resort may not appeal to customers. Customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt the attractions and amenities offered at the PH Resort to address these new trends.

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

  Continued weakness and further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

        Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant discretionary spending, continuation or deepening of the crisis will adversely affect our operations.

  The current conditions in the world's financial and credit markets may adversely affect our profitability.

        There was unprecedented deterioration in financial and credit markets worldwide in 2008. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement of or increase liquidity in the markets. Customer demand for the amenities and leisure activities that we offer may continue to decline.

  We extend credit to our customers and we may not be able to collect gaming receivables from our credit players.

        We conduct our gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

        We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2008, our table games drop was approximately 24% from credit-based guest wagering. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Substantially all of our assets have been pledged as collateral for our Loan Agreement. The outstanding balance under the Loan Agreement was $860.0 million at December 31, 2008. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness".

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2008, neither BH/RE nor any of its subsidiaries was a party to any material litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

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

        As of December 31, 2008, there were two holders of record of BH/RE's voting membership interests and three holders of record of BH/RE's equity membership interests.

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

	For the years ended December 31,
						Predecessor Information
	2008	2007	2006	2005	2004(a)	2004(b)
	(in thousands)
Operating Results:
Net revenues	$277,172	$257,595	$267,112	$306,258	$96,141	$190,889
Operating costs and expenses, excluding the following items	264,532	273,983	256,259	284,602	85,465	146,791
Pre-opening expenses(c)	—	—	—	—	1,684	—
Impairment of long-lived assets(e)	—	—	—	—	—	1,732
Loss on disposition of assets(d)	—	—	—	1,787	—	—

Operating income (loss)	12,640	(16,388)	10,853	19,869	(8,992)	42,366
Other income (expense), net	(57,692)	(58,614)	(106,529)	(49,730)	(15,648)	(2,541)

Income (loss) before income taxes, cumulative effect of change in accounting principal and reorganization items	(45,052)	(75,002)	(95,676)	(29,861)	(6,656)	39,825
Income tax provision	—	—	—	(15)	—	—
Reorganization items	—	—	—	—	—	(6,647)

Net income (loss)	$(45,052)	$(75,002)	$(95,676)	$(29,876)	$(6,656)	$33,178

Balance Sheet Data:
Total assets	$689,050	$767,068	$737,194	$654,495	$663,383	$548,634
Long-term debt	885,561	887,545	788,985	604,877	584,814	33,958
Member's equity (deficit)	(219,293)	(186,941)	(111,939)	(16,263)	13,613	(20,194)

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

(d)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management's Discussion and Analysis of Financial Condition and Results of Operations

        Set forth below is a discussion of the financial condition and results of operations of BH/RE and our subsidiaries for the periods covered in the report. The discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2008 as compared to the year ended December 31, 2007, and the year ended December 31, 2007 as compared to the year ended December 31, 2006.

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

        The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis. These included an interest rate cap contract and certain put warrants to purchase 17.5% of fully diluted equity interest in the Company. The fair value of interest rate cap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cap contract as Level 2. The Company determines the value of the put warrants using a discounted cash flow model and weekly asset volatilities of comparable companies over the past three years. Therefore, the Company has categorized these put warrants as Level 2. The fair value of the rate cap and the put warrants at December 31, 2008 were approximately $26,000 and $1,537,000, respectively.

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

  Players' Club Program

        Players' club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense and a liability related to this program as the points are earned based on historical redemption percentages. Casino revenues are reduced by points earned through the players' club loyalty program.

  Allowance for Doubtful Accounts

        Our receivables balances relate primarily to our hotel and casino operations. We reserve an estimated amount for receivables that may not be collected. We estimate the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customers' financial condition, collection history and any other known information.

        We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their markers timely. Markers are generally legally enforceable instruments in the United States and at December 31, 2008 and 2007, all of our casino receivables were owed by customers in the United States.

        The following table summarizes our receivable balances (in thousands):

	December 31,
	2008	2007
Casino	$13,584	$18,322
Hotel	5,999	6,811
Land sale receivable	19,918	25,373
Other	4,368	3,248

	43,869	53,754
Long-term portion of land sale receivable	(16,918)	(19,728)
Allowance for doubtful accounts	(8,234)	(7,106)

Receivables, net	$18,717	$26,920

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

  Membership Interests

        As of December 31, 2008, our membership interests had not been unitized and our members do not presently intend to unitize these membership interests. Accordingly, we have excluded earnings per membership unit data required pursuant to SFAS No. 128, "Earnings Per Share," because we believe that such disclosures would not be meaningful to the financial statement presentation.

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

  Sheraton Hotel Management Contract

        OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to the Hotel, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross Hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term that commenced on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has an 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers.

  Recently Issued Accounting Standards

  SFAS No. 141

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51." This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 162

        In May 2008, FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Results of Operations

  Current Economic Conditions and Comparability of Results

        The outlook for the leisure and gaming industries remains highly uncertain due to a number of factors affecting consumers, including a slowdown in global economies, reduced consumer spending, and restricted credit markets. Reduced casino volumes, a reduced demand for hotel rooms and a highly competitive market driving hotel rates down have all contributed to declines in the overall Las Vegas market. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the first quarter of 2009. Although operating results for the PH Resort for the year ended December 31, 2008, improved in all divisions when compared to the operating results for the year ended December 31, 2007 this was mainly due to the completion of a substantial renovation project in the last quarter of 2007 that negatively impacted 2007 performance. 2008 was the PH Resort's first full year of operation as a rebranded property. We believe that fourth quarter 2008 operating results were negatively impacted by the current market conditions and that we will continue to experience lower than historical hotel occupancy, room rates and casino volumes in 2009. As a result, we have increasingly focused on efficiency initiatives to save expenses and improve performance. We are continually reviewing the costs and marketing opportunities to ensure maximum operating performance in the face of the current economic conditions.

        The following table highlights the results of operations as compared to the prior years.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(In thousands)
Net revenues	$277,172	7.6%	$257,595	(3.6)%	$267,112
Operating expenses:
Casino	75,341	4.8%	71,887	5.9%	67,893
Hotel	40,737	(1.9)%	41,525	2.2%	40,651
Food and beverage	37,488	1.6%	36,893	(20.0)%	46,145
Other	1,393	13.3%	1,229	(72.3)%	4,442
Selling, general and administrative	73,323	(16.6)%	87,870	(17.8)%	74,619
Depreciation and amortization	36,250	4.8%	34,579	53.6%	22,509

Operating income (loss)	$12,640	(177.1)%	$(16,388)	(251.0)%	$10,853

        Net revenues for the year ended December 31, 2008, increased over those of the year ended December 31, 2007. This increase is mainly the result of the property being under renovation until late 2007. Revenues and operating income have increased in all divisions as a result of the completion of the renovation project.

        Net revenues for the year ended December 31, 2007, declined over those of the year ended December 31, 2006. The decline is mainly the result of declines in hotel revenue related to the renovation and food and beverage revenues which declined with the transition of outlets to third party operators.

        The following table highlights the various sources of our revenues and expenses as compared to the prior years.

	Year Ended December 31,
	2008	Percent Change	2007	Percent Change	2006
	(In thousands)
Casino revenues	$122,207	7.0%	$114,245	9.0%	$104,841
Casino expenses	75,341	4.8%	71,887	5.9%	67,893
Margin	38.3%		37.1%		35.2%
Hotel revenues	$111,534	4.5%	$106,750	(3.9)%	$111,040
Hotel expenses	40,737	(1.9)%	41,525	2.2%	40,651
Margin	63.5%		61.1%		63.4%
Food and beverage revenues	$53,412	9.2%	$48,903	(18.1)%	$59,716
Food and beverage expenses	37,488	1.6%	36,893	(20.0)%	46,145
Margin	29.8%		24.6%		22.7%
Other revenues	$16,445	75.7%	$9,358	(26.5)%	$12,733
Other expenses	1,393	13.3%	1,229	(72.3)%	4,442
Selling, general and administrative expenses	$73,323	(16.6)%	$87,870	17.8%	$74,619
Percent of net revenues	26.5%		34.1%		27.9%

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

  2008 compared with 2007

        Casino revenues increased 7.0% to $122.2 million for the year ended December 31, 2008 as compared to $114.2 million for the year ended December 31, 2007. Table games revenue for the year ended December 31, 2008, decreased approximately $0.5 million or 1.1% as compared to the year ended December 31, 2007. The decrease in table revenue was the result of a decrease in hold percentage. Table drop for the year ended December 31, 2008 was up 23.5% when compared to the year ended December 31, 2007 but overall win percentage for the year ended December 31, 2008 was 16.6% compared to 20.7% for the year ended December 31, 2007. Slot revenue for the year ended December 31, 2008 increased by approximately $8.1 million or 10.9% as compared to the year ended December 31, 2007. The number of slot units on the floor increased 12.9% with a resulting increase in slot handle of 7.9%. Combined revenues from other gaming activities increased by $1.1 million or 32.4% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increases in casino revenues are attributed to the completion of the renovation project and the improvement of entryways from Las Vegas Boulevard and the mall. The gaming floor is now fully operational with a full compliment of amenities.

        Casino expenses increased 4.8% to $75.3 million for the year ended December 31, 2008 as compared to $71.9 million for the year ended December 31, 2007. The Casino profit margin increased 1.2 percentage points over the same twelve-month periods. Expenses increased commensurate with the revenue increases in the casino while operating margins improved over prior year.

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

  2008 compared with 2007

        Hotel revenues increased 4.5% to $111.5 million for the year ended December 31, 2008 as compared to $106.8 million for the year ended December 31, 2007. Hotel occupancy percentage was 93.4% for the year ended December 31, 2008, as compared to 96.4% for the year ended December 31, 2007. Average daily room rates increased to $133 for the year ended December 31, 2008, as compared to $128 for the year ended December 31, 2007. Approximately 1,076 rooms were remodeled in 2008 which drove the reduced occupancy levels. Average daily rate increases in the first three quarters of the year offset the occupancy declines contributing to the revenue increase year over year despite challenging market conditions in the fourth quarter of 2008.

        Hotel expenses decreased 1.9% to $40.7 million for the year ended December 31, 2008 as compared to $41.5 million for the year ended December 31, 2007. The Hotel profit margin increased 2.4 percentage points over the same twelve-month period. The expense savings and profit margin increases were the direct result of savings initiatives put in place in response to the economic downturn and market declines.

  2007 compared with 2006

        Hotel revenues decreased 3.9% to $106.8 million for the year ended December 31, 2007 as compared to $111.0 million for the year ended December 31, 2006. Hotel occupancy for the year ended December 31, 2007 was 96.4% of available rooms. Average daily room rates increased 4.7% to $128 for the year ended December 31, 2007 as compared to $122 for the year ended December 31, 2006. The number of available rooms was reduced due to renovation of approximately 1,300 rooms during 2007 resulting in the decline in overall revenue.

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

  2008 compared with 2007

        Combined food and beverage revenues increased 9.2% to $53.4 million for the year ended December 31, 2008 as compared to $48.9 million for the year ended December 31, 2007. Food revenues decreased $0.9 million or 2.3% for the twelve months ended December 31, 2008 when compared to the twelve months ended December 31, 2007 mainly due to the food outlet conversion to third party leased operations. Beverage revenues increased $3.8 million or 25.2% over the same twelve-month period. The increase in beverage revenue was due to the completion of the renovation project and all beverage outlets being fully operational in 2008.

        Combined food and beverage expenses increased 1.6% to $37.5 million for the year ended December 31, 2008 as compared to $36.9 million for the year ended December 31, 2007. Food and beverage profit margin increased 5.2% for the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. The expense increase is commensurate with the revenue increases in the beverage division and the overall operating margin increase is consistent with the transition from in-house food operations to leased outlets operated by third parties.

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

  Other

        Other revenue includes tenant income, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest. Tenant income also includes a portion of the marketing fees received from Westgate based on sales of timeshare units.

  2008 compared with 2007

        Other revenues increased 75.7% to $16.4 million for the year ended December 31, 2008 as compared to $9.4 million for the year ended December 31, 2007. The increase in other revenue is primarily due to the increase in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against land receivable.

        Other expenses increased 13.3% to $1.4 million for the year ended December 31, 2008 as compared to $1.2 million for the year ended December 31, 2007.

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

  Selling, General and Administrative ("SG&A")

        SG&A expenses decreased 16.6% to $73.3 million for the year ended December 31, 2008 as compared to $87.9 million for the year ended December 31, 2007. SG&A expenses as a percentage of net revenues decreased 7.6% in comparing the same twelve-month periods. The reduction in SG&A expenses is the result of savings initiatives put in place throughout the year in reaction to the economic downturn. 2007 SG&A expenses were also unusually high due to the marketing expenses related to the grand re-opening of the property in November 2007.

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

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2008 was approximately $36.3 million compared to $34.6 million for year ended December 31, 2007. The increase in depreciation expense is a direct result of additional assets placed in service once the renovation was complete.

        Depreciation and amortization expense for the year ended December 31, 2007 was approximately $34.6 million compared to $22.5 million for year ended December 31, 2006. The increase in depreciation and amortization expense was directly related to the assets that were placed in service as the renovation was completed.

  Net Interest Expense

        Net interest expense decreased to $68.1 million for the year ended December 31, 2008 as compared to $71.9 million for the year ended December 31, 2007. The decrease in interest expense is directly related to the reduction in the interest rates.

        Net interest expense increased to $71.9 million for the year ended December 31, 2007 as compared to $61.7 million for the year ended December 31, 2006. Interest expense increased as the future funding available under the Loan was drawn.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness" below for a detailed discussion of the Company's debt and related interest rates.

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

Liquidity and Capital Resources

        During the year ended December 31, 2008, the PH Resort utilized cash flows from operating activities of approximately $7.7 million and had a balance of $23.9 million in cash and cash equivalents as of December 31, 2008. We also had current restricted cash and cash equivalents of approximately $29.4 million and long-term restricted cash and cash equivalents of approximately $11.3 million at December 31, 2008. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds designated for the remaining payments associated with the renovation project and the interest reserve account balance which will be released once certain debt service coverage ratios are achieved. See "Description of Certain Indebtedness" below.

        Our primary cash requirements for 2009 are expected to include (i) approximately $9.2 million for maintenance capital expenditures or replacement furniture, fixtures and equipment and (ii) up to approximately $34.9 million in interest payments on our debt.

        The challenging economic conditions in the Las Vegas market led us to request a working capital contribution to OpBiz for the liquidity needs of the PH Resort during the year ended December 31, 2008 of $14.5 million. EquityCo requested that its members make the additional capital contribution

(the "Capital Contribution") on a pro rata basis in accordance with their relative ownership interests in EquityCo. Prior to the Capital Contribution, BH/RE owned 85% of EquityCo and Starwood owned the remaining 15%. Starwood, however, declined to contribute its portion of the Capital Contribution. As a result, the principals of BH/RE orally agreed to contribute the entire Capital Contribution. Each of the equity owners of BH/RE (BHCH, which holds a combined 59.25% equity membership interest, and OCS, which holds a 40.75% equity membership interest), contributed their proportionate share of the Capital Contribution to BH/RE, BH/RE then contributed the capital to EquityCo, which in turn contributed the capital to MezzCo, which in turn contributed the capital to OpBiz. BHCH has contributed $7.3 million and OCS has contributed $5.4 million of the Capital Contribution. The Capital Contributions reduced Starwood's ownership interest in EquityCo from 15.00% to 11.39% and increased BH/RE's ownership interest in EquityCo to 88.61% from 85.00%. The Capital Contribution was originally estimated at $14.5 million based on the projected operating results and estimated LIBOR (used to calculate the interest payment) for each month in the fourth quarter 2008. However, the actual Capital Contribution for the year ended December 31, 2008 was $12.7 million based on actual performance and interest due under the Loan. Therefore, there are no further amounts due for the Capital Contribution.

        We believe that cash generated from operations and cash held in reserve by the lenders under the Loan Agreement will be adequate to meet the anticipated working capital, capital expenditure, renovation and debt service obligations of OpBiz for at least the next twelve months of operation.

        There can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

Off Balance Sheet Arrangements

        As of December 31, 2008, we did not have any off balance sheet arrangements. We have not entered into any transactions with special purposes entities, nor have we engaged in any derivative transactions other than the warrants attached to the Mezzanine Financing and the interest rate cap agreement described above (see "Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities").

Commitments and Contractual Obligations

        The following table summarizes our scheduled commitments and contractual obligations as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt(a)	$2,001	$862,243	$2,515	$2,819	$3,162	$14,822
Sheraton hotel management contract(b)	10,694	11,015	11,345	11,686	12,036	175,946
Planet Hollywood licensing agreement(c)	3,299	3,398	3,500	3,605	3,714	71,140
Energy service operating charges	1,140	1,140	1,140	1,140	1,140	7,980
Operating leases(d)	468	422	187	—	—	—
Employment agreements	2,861	2,304	830	19	—	—
Common Parking Area Use agreement(e)	6,593	6,818	6,844	6,871	6,898	910,825

Total	$27,056	$887,340	$26,361	$26,140	$26,950	$1,180,713

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

        The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower's compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Since the Company intends to exercise the remaining available extension options, the Loan is classified as a non-current liability in the accompanying financial statements. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (1.195% for the December 31, 2008 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower's ability to spend excess cash flow until certain debt service coverage ratios are met.

        Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein and The Bank of New York, Asset Solution Division were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

  Energy Services Agreement

        Northwind, a third party, owns and operates a central utility plant on land leased from us. The plant supplies hot and cold water and emergency power to the PH Resort under a contract which expires in 2020. Under the agreement, we are required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement totaled approximately $0.4 million per month in 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. We pay interest on the amount outstanding under the Future Funding Tranche B monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 7.50% with a 1.5% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at December 31, 2008 would increase the annual interest cost by approximately $8.6 million.

        The following table provides information about our long-term debt at December 31, 2008 (see also "Description of Certain Indebtedness" above):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(In thousands)
Loan Agreement	December 2009	$860,000	$860,000	$860,000
Energy Services Agreement	February 2020	27,562	27,562	27,562

Total long-term debt		$887,562	$887,562	$887,562

        We have entered into an interest rate cap agreement to manage interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Managers of BH/RE, L.L.C.

        We have audited the accompanying consolidated balance sheets of BH/RE, L.L.C. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, members' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule in the Index of Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BH/RE, L.L.C. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Las Vegas, Nevada
March 31, 2009

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,881	$21,468
Receivables, net	18,717	26,920
Inventories	2,498	1,729
Prepaid expenses	7,935	7,487
Other current assets	164	216
Restricted cash and cash equivalents	29,366	32,008

Total current assets	82,561	89,828
Property and equipment, net	578,043	602,098
Restricted cash and cash equivalents	11,284	45,613
Land receivable	16,918	19,728
Deferred income tax	—	172
Deposits and other assets, net	244	9,629

Total assets	$689,050	$767,068

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,001	$1,785
Accounts payable	3,549	29,273
Accrued payroll and related	10,786	11,817
Accrued interest payable	6,827	8,182
Accrued taxes	2,422	3,338
Accrued expenses	8,881	9,422
Deposits	4,587	6,476
Other current liabilities	4,512	6,493
Due to affiliates	1,773	1,661

Total current liabilities	45,338	78,447
Long-term debt, less current portion	885,561	887,545
Deferred income tax	—	172
Warrants	1,537	4,117

Total liabilities	932,436	970,281

Commitments and contingencies (Note 11)
Minority interest	(24,093)	(16,272)
Members' deficit:
Member's equity	34,200	21,500
Accumulated deficit	(253,493)	(208,441)

Total members' deficit	(219,293)	(186,941)

Total liabilities and members' deficit	$689,050	$767,068

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended
	2008	2007	2006
Operating revenues:
Casino	$122,207	$114,245	$104,841
Hotel	111,534	106,750	111,040
Food and beverage	53,412	48,903	59,716
Other	16,445	9,358	12,733

Gross revenues	303,598	279,256	288,330
Promotional allowances	(26,426)	(21,661)	(21,218)

Net revenues	277,172	257,595	267,112

Operating costs and expenses:
Casino	75,341	71,887	67,893
Hotel	40,737	41,525	40,651
Food and beverage	37,488	36,893	46,145
Other	1,393	1,229	4,442
Selling, general and administrative	73,323	87,870	74,619
Depreciation and amortization	36,250	34,579	22,509

	264,532	273,983	256,259

Operating income (loss)	12,640	(16,388)	10,853

Other income (expense):
Interest expense, net	(68,093)	(71,852)	(61,702)
Loss on early extinguishment of debt	—	—	(60,225)
Minority interest	7,821	13,238	16,897
Gain (loss) on warrant valuation	2,580	—	(1,499)

	(57,692)	(58,614)	(106,529)

Pre-tax loss	(45,052)	(75,002)	(95,676)
Income tax provision	—	—	—

Net loss	$(45,052)	$(75,002)	$(95,676)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

(amounts in thousands)

	Members' Equity	Accumulated Deficit	Total Members' Equity (Deficit)
Balances, December 31, 2005	21,500	(37,763)	(16,263)
Net loss	—	(95,676)	(95,676)

Balances, December 31, 2006	21,500	(133,439)	(111,939)
Net loss	—	(75,002)	(75,002)

Balances, December 31, 2007	21,500	(208,441)	(186,941)

Equity Contributions	12,700	—	12,700
Net loss	—	(45,052)	(45,052)

Balances, December 31, 2008	$34,200	$(253,493)	$(219,293)

The accompanying notes are an integral part of these consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(45,052)	$(75,002)	$(95,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,250	34,579	22,509
Amortization of debt discount and issuance costs	7,809	8,010	7,040
Loss on early extinguishment of debt	—	—	60,225
Minority interest	(7,821)	(13,238)	(16,897)
Change in value of warrants	(2,580)	—	1,987
Decrease in value of interest rate cap	2,381	205	49
Changes in assets and liabilities:
Restricted cash and cash equivalents	2,642	(13,667)	(18,341)
Receivables, net	8,203	(8,358)	6,876
Inventories and prepaid expenses	(1,217)	551	(2,689)
Deposits and other current assets	52	173	1,134
Due to affiliates	112	236	(166)
Accounts payable	(4,918)	40,441	(2,781)
Accrued payroll and related	(1,031)	(756)	(800)
Accrued expenses	(1,457)	3,964	(381)
Deposits and other current liabilities	(3,870)	(302)	1,105
Accrued interest	(1,355)	2,123	(837)
Long term deposits and other assets	1,300	360	547
Long term receivable, land	2,810	—	—

Net cash used in operating activities	(7,742)	(20,681)	(37,096)

Cash flows from investing activities:
Purchases of property and equipment	(32,553)	(166,525)	(47,075)
Proceeds from sale of land to Westgate	—	2,683	1,444
Restricted cash and cash equivalents	34,329	82,436	(40,261)

Net cash provided by (used in) investing activities	1,776	(81,406)	(85,892)

Cash flows from financing activities:
Borrowings under bank facility	—	100,330	759,670
Payable-in-kind interest added to debt principal	—	—	10,593
Repayment of bank facility	—	—	(497,971)
Repayment of mezzanine financing	—	—	(117,444)
Early extinguishment of debt	—	—	(30,485)
Payments on CUP financing	(1,768)	(1,577)	(1,407)
Equity contributions	12,700	—	—
Purchase of interest rate cap	(2,407)	(8)	(246)
Financing fees	(146)	(830)	(15,501)

Net cash provided by financing activities	8,379	97,915	107,209

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,413	(4,172)	(15,779)
Balance, beginning of period	21,468	25,640	41,419

Balance, end of period	$23,881	$21,468	$25,640

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$59,857	$72,672	$64,052

Non-cash investing and financing activities:
Capital assets acquired from incurring accounts payable and accrued liabilities	$—	$26,517	$12,964

Sale of land to Westgate, net of amount collected	$—	$25,373	$—

The accompanying notes are an integral part of these consolidated financial statements.

 BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

  Organization

        BH/RE is a holding company that owns 88.61% of EquityCo, L.L.C. ("EquityCo"). The remaining 11.39% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"). MezzCo, L.L.C. ("MezzCo") is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC ("OpBiz") and PH Mezz II LLC ("PH Mezz II") is a wholly owned subsidiary of MezzCo. PH Mezz I LLC ("PH Mezz I") is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC ("PH Fee Owner") is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC ("TSP Owner") is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the "PH Resort"). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the "Timeshare Parcel") that was sold to Westgate Resorts, LLP, a Florida limited partnership ("Westgate") subject to the Timeshare Purchase Agreement, dated December 10, 2004, between OpBiz and Westgate, as more fully described below. As of March 31, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE's voting membership interests. BH/RE's equity membership interests were held 43.27% by BH Casino and Hospitality LLC I ("BHCH I"), 15.61% by BH Casino and Hospitality LLC II ("BHCH II" and, together with BHCH I, "BHCH") and 41.13% by OCS Consultants, Inc. ("OCS").

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

  Restricted Cash and Cash Equivalents

        The balance in current restricted cash and cash equivalents at December 31, 2008 and 2007 was approximately $29.4 million and $32.0 million, respectively, which consists of reserves required under the Loan Agreement (as defined in note 7) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $11.3 million and $45.6 million at December 31, 2008 and 2007, respectively, which represents the remaining cash commitments for the renovations to the property and includes a reserve for interest shortfalls and a contingency required by the Loan Agreement which will be released, in accordance with the terms of the Loan Agreement, if the cost of the renovation does not exceed the current budget.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. BH/RE estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzes the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer's financial condition, collection history and any other known information. The allowance for doubtful accounts totaled approximately $8.2 million and $7.1 million as of December 31, 2008 and 2007, respectively.

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

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the straight-line method, which approximates the effective interest method, and are included in other assets on BH/RE's consolidated balance sheets. Debt issuance costs were fully amortized at December 31, 2008, and totaled approximately $7.7 million, net of related amortization, for the year ended December 31, 2007.

  Intangible Assets

        In connection with the purchase of the Aladdin, BH/RE recorded intangible assets, which consist of a customer list and trade name. The customer list was valued at approximately $2.7 million at the time of purchase and at December 31, 2008, is fully amortized. The net book value of the customer list at December 31, 2007 was approximately $1.1 million. The trade name was valued at approximately $1.0 million at the time of purchase and was fully amortized as of December 31, 2008 and 2007, respectively. The customer list and trade names were amortized using the straight-line method over a useful life of 4 years and 1.5 years, respectively. Amortization expense related to the customer list and trade name for the years ended December 31, 2008 and 2007, totaled approximately $0.4 million and $0.7 million, respectively.

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

        The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, recognizes all derivatives on the balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis. These included an interest rate cap contract and certain put warrants to purchase 17.5% of fully diluted equity interest in the Company. The fair value of interest rate cap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cap contract as Level 2. The Company determines the value of the put warrants using a discounted cash flow model and weekly asset volatilities of comparable companies over the past three years. Therefore, the Company has categorized these put warrants as Level 2. The fair value of the rate cap and the put warrants at December 31, 2008 were approximately $26,000 and $1,537,000, respectively.

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

	Year ended December 31,
	2008	2007	2006
Rooms	$6,374	$5,492	$3,661
Food and beverage	8,691	10,012	9,152
Other	52	28	764

Total cost of promotional allowances	$15,117	$15,532	$13,577

  Players' Club Program

        Players' club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense and a liability related to this program as the points are earned based on historical redemption percentages. Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force ("EITF") consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, casino revenues are reduced by points earned through the players' club loyalty program. The total accrued liability related to the players' club was $2.2 million at December 31, 2008 and $1.8 million at December 31, 2007.

  Self-Insurance Accruals

        BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $2.4 million and $1.8 million as of December 31, 2008 and 2007, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $9.8 million, $11.5 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

  Timeshare Purchase Agreement

        Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. ("Westgate"), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the "Timeshare Parcel"), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the close of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the "Modification Agreement") with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller's approval of Westgate's financing for the project.

        Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received will be used to pay the purchase price for the land and the remaining 50% will be recorded as income as received. As of December 31, 2008, the Company has a receivable balance for the sale of land of $19.9 million, $16.9 million of which is classified as long-term in the accompanying financial statements.

  Membership Interests

        As of December 31, 2008, BH/RE's membership interests had not been unitized and BH/RE's members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128 "Earnings Per Share" because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

        There was $11,000 and $164,000 of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the years ended December 31, 2008 and 2007, respectively.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by management. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company's non-qualified stock options consistent with the requirements of SFAS No. 123(R).

Year Ended December 31, 2008
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option-pricing model)	$235.28
Weighted-average assumptions:
Expected stock price volatility	36%
Risk-free interest rate	3.76%
Expected option life (years)	7
Expected annual dividend yield	—%

  Recently Issued Accounting Standards

  SFAS No. 141

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51." This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  SFAS No. 162

        In May 2008, FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  Reclassifications

        Certain amounts in the December 31, 2007 consolidated financial statements have been reclassified to conform to the December 31, 2008 presentation. These reclassifications had no effect on the previously reported net loss.

3.     RECEIVABLES

        Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2007
Casino	$13,584	$18,322
Hotel	5,999	6,811
Land sale receivable	19,918	25,373
Other	4,368	3,248

	43,869	53,754
Long-term portion of land sale receivable	(16,918)	(19,728)
Allowance for doubtful accounts	(8,234)	(7,106)

Receivables, net	$18,717	$26,920

4.     PROPERTY AND EQUIPMENT

        Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	December 31,
	2008	2007
Land	$68,479	$68,479
Building and improvements	502,305	502,584
Furniture, fixtures and equipment	126,582	115,003
Construction in progress	464	17

	697,830	686,083
Accumulated depreciation	(119,787)	(83,985)

Property and equipment, net	$578,043	$602,098

        Depreciation and amortization expense was approximately $36.2 million, $34.6 million and $22.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

5.     ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accrued slot club points	$2,165	$1,803
Accrued accounts payable	1,226	1,638
Accrued progressive reserve	1,038	997
Accrued utilities	624	627
Accrued legal fees	281	362
Accrued slot participation fees	285	350
Accrued commissions	330	419
Accrued Central Utility Plant charges	326	375
Accrued advertising	88	638
Accrued slot machines payable	1,406	852
Other accrued expenses	1,112	1,361

Accrued expenses	$8,881	$9,422

6.     OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Outstanding chips	$1,252	$2,389
Gaming and related	1,013	1,780
Advance commissions	589	812
Other	1,658	1,512

Other current liabilities	$4,512	$6,493

7.     LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
$860 million Loan Agreement	$860,000	$860,000
Northwind Aladdin obligation under capital lease	27,562	29,330

Total long-term debt	887,562	889,330
Current portion of long-term debt	(2,001)	(1,785)

Total long-term debt, net	$885,561	$887,545

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

        The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower's compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Since the Company intends to exercise the remaining available extension options, the Loan is classified as a non-current liability in the accompanying financial statements. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (1.195% for the December 31, 2008 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower's ability to spend excess cash flow until certain debt service coverage ratios are met.

        Using the proceeds from the Loan, all amounts outstanding under the Credit Agreement, dated August 31, 2004, among OpBiz, the lenders named therein and The Bank of New York, Asset Solution Division were paid in full. Pursuant to the terms of the Credit Agreement, upon repayment of all amounts due, the warrant to purchase 2.5% of the equity in EquityCo issued to the Lenders at the closing of the Credit Agreement became exercisable. The Company compensated the holders of all unexercised warrants in accordance with the terms of a letter agreement between the parties and the warrants were canceled.

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

        In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the "Guarantors") executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of December 31, 2008 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

  Energy Services Agreement

        Northwind Aladdin ("Northwind"), a third party, owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020. Under the agreement, OpBiz is required to pay Northwind a monthly consumption charge, a monthly operational charge, a monthly debt service payment and a monthly return on equity payment. Payments under the Northwind agreement totaled approximately $0.4 million per month in 2008.

  Scheduled Maturities of Long-Term Debt

        Scheduled maturities of BH/RE's long-term debt are as follows (in thousands):

Years ending December 31,
2009	$2,001
2010	862,243
2011	2,515
2012	2,819
2013	3,162
Thereafter	14,822

Total	$887,562

  Fair Value of Long-Term Debt

        The estimated fair value of BH/RE's long-term debt at December 31, 2008 and December 31, 2007 approximates the carrying values of $887.6 million and $889.3 million respectively.

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

8.     MEMBERSHIP INTERESTS

        The non-voting interests in BH/RE are owned 43.27% by BHCH I, 15.61% by BHCH II and 41.13% by OCS and the voting interests are owned 50% by Douglas P. Teitelbaum and 50% by Robert Earl. BHCH is controlled by Mr. Teitelbaum, managing principal of Bay Harbour Management, an investment management firm. BHCH was formed by Mr. Teitelbaum for the purpose of holding investments in BH/RE by funds managed by Bay Harbour Management. OCS is wholly-owned and controlled by Mr. Earl and holds Mr. Earl's investment in BH/RE. Mr. Earl is the founder, chairman and chief executive officer of Planet Hollywood and Mr. Teitelbaum is a director of Planet Hollywood. Collectively, Mr. Earl, a trust for the benefit of Mr. Earl's children and affiliates of Bay Harbour Management, own substantially all of the equity of Planet Hollywood.

        BH/RE owns 88.61% of the membership interests in EquityCo and Starwood owns 11.39%. OpBiz is a wholly owned subsidiary of EquityCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood's equity interest in EquityCo is reflected as minority interest in the accompanying consolidated financial statements.

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

9.     RELATED PARTY TRANSACTIONS

  Planet Hollywood Licensing Agreement

        OpBiz, Planet Hollywood and certain of Planet Hollywood's subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various "Planet Hollywood" trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz's non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $3.0 million for the year ended December 31, 2008, and $1.9 million for the year ended December 31, 2007.

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

  Sheraton Hotel Management Contract

        OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $9.6 million, $9.3 million and $9.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

  Planet Hollywood (LV) LLC Lease Agreement

        OpBiz and Planet Hollywood (LV) LLC ("Planet Hollywood LV") have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named "Planet Dailies" within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.4 million for the year ended December 31, 2008, and $0.3 million for the year ended December 31, 2007.

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

  Earl of Sandwich (Las Vegas), LLC Lease Agreement

        OpBiz and Earl of Sandwich (Las Vegas), LLC ("Earl of Sandwich") have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named "Earl of Sandwich" within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.5 million for the year ended December 31, 2008, and $0.1 million for the year ended December 31, 2007.

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

        The income tax provision from operations consists of the following (amounts in thousands):

December 31,
	2008	2007
Current	$—	$—
Deferred	—

Total income tax provision	$—	$—

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows (amounts in thousands):

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
Pre-tax loss at U.S. statutory rate	$(15,768)	35.0%	$(26,251)	35.0%
Tax attributable to pass-through entities	(2,737)	6.1	(4,633)	6.2
Gain on warrant valuation	(903)	2.0	—	—
Tax credits, net of current addback	(433)	0.9	(279)	0.4
Other	302	(0.6)	127	(0.2)
Valuation allowance	19,539	(43.4)	31,036	(41.4)

Effective tax rate	$—	(0.0)%	$—	(0.0)%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2008	2007
Deferred tax assets:
NOL carryforward	$102,033	$81,452
Accruals	5,117	2,688
Reserves for doubtful accounts	3,433	3,398
Amortization	988	1,034
Tax credits	2,009	1,576
Other	498	1,168

Total deferred tax assets	$114,078	$91,316

Deferred tax liabilities:
Depreciation	$(12,309)	$(8,701)
Prepaid expenses	(2,206)	(2,283)

Total deferred tax liabilities	$(14,515)	$(10,984)

Valuation allowance	(99,563)	(80,160)

Net deferred tax assets and liabilities	$—	$172

        MezzCo has a valuation allowance at December 31, 2008 and 2007 recorded against tax benefits that are more likely than not unrealizable. As of December 31, 2008, MezzCo has federal net operating losses of $297.6 million which begin to expire after 2024. MezzCo has general business credit carryforwards at December 31, 2008 of $2.0 million which begin to expire after 2024 and a minimum tax credit carryforward of $7,000.

        The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes." on January 1, 2007. At the time FIN 48 became effective, the Company had $1.8 million of uncertain tax benefits. Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing valuation allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. Absent the existing valuation allowance, $0.6 million of uncertain tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows (in thousands):

	As of December 31,
	2008	2007
Balance—beginning of year	$1,747	$1,776
Gross increases—tax positions in prior period	31	41
Gross decreases—tax positions in prior period	—	(225)
Gross increases—current-period tax positions	360	155
Gross decreases—current-period tax positions	—	—
Settlements	—	—
Lapse of statute limitations	—	—

Balance—end of year	$2,138	$1,747

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

        At December 31, 2008, aggregate minimum rental commitments under noncancelable operating leases and capital leases with initial or remaining terms of one year or more consisted of the following (in thousands):

	Operating Leases	Capital Leases
Years ending December 31,
2009	$468	$4,963
2010	422	4,964
2011	187	4,965
2012	—	4,963
2013	—	4,974
Thereafter	—	18,936

Total minimum lease payments	$1,077	43,765

Less: Amounts representing interest		(16,203)
Total obligations under capital leases		27,562
Less: Amounts due within one year		(2,001)

Amounts due after one year		$25,561

        The current and long-term obligations under capital leases are included in "Current portion of long-term debt" and "Long-term debt, less current portion," respectively, in the accompanying consolidated balance sheets. Rental expense amounted to approximately $2.7 million, $2.2 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

12.   EMPLOYEE BENEFIT PLANS

  401K Plan

        OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees' contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 respectively.

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

        At December 31, 2008 and 2007, OpBiz's estimated liabilities for all unpaid and incurred but not reported claims totaled approximately $2.4 million and $1.8 million respectively.

13.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Pre-tax loss	Net loss
	(In thousands)
Year ended December 31, 2008:
First Quarter	$73,994	$5,881	$(10,208)	$(10,208)
Second Quarter	72,226	1,850	(12,200)	(12,200)
Third Quarter	69,312	3,637	(10,677)	(10,677)
Fourth Quarter	61,640	1,272	(11,967)	(11,967)
Year ended December 31, 2007:
First Quarter	$63,587	$(86)	$(15,157)	$(15,157)
Second Quarter	64,832	(181)	(15,188)	(15,188)
Third Quarter	57,129	(12,687)	(26,833)	(26,833)
Fourth Quarter	72,047	(3,434)	(17,824)	(17,824)

14.   SUBSEQUENT EVENT (UNAUDITED)

        On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the "Fifth Amendment") with Northwind, the third party that owns and operates a central utility plant on land leased from OpBiz (See Note 7—Long-Term Debt, Energy Services Agreement). The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020. The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 2—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth

Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz's obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

  (a)   Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") of the Company as of December 31, 2008 and have concluded that they are effective within the reasonable assurance threshold described below.

  (b)   Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

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

  (c)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The members of the board of managers and executive officers of BH/RE and its subsidiaries are as follows:

Name	Age	Position
Robert Earl	57	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Douglas P. Teitelbaum	43	Manager of BH/RE and EquityCo, Co-Chairman of OpBiz
Thomas J. McCartney	56	President and Chief Executive Officer of OpBiz
Donna Lehmann	39	Chief Financial Officer of OpBiz and Treasurer of BH/RE
Mark S. Helm	38	Senior Vice President, General Counsel and Secretary of OpBiz
William Feather	47	President, Planet Hollywood Resorts Management
Dean DiLullo	45	Executive Vice President and Chief Operating Officer of OpBiz
Joey Tallone	58	Executive Vice President of Casino Marketing of OpBiz
George Barry Hardy	61	Manager of OpBiz
Eugene I. Davis	53	Manager of OpBiz
Allison Reid	44	Manager of EquityCo and OpBiz
Thomas M. Smith	56	Manager of EquityCo and OpBiz

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

        Douglas P. Teitelbaum.    Mr. Teitelbaum has been a manager of BH/RE since its formation in March 2003. Mr. Teitelbaum is the co-owner and a managing principal of Bay Harbour Management, an SEC-registered investment management firm focusing on investments in distressed securities, as well as acquiring and restructuring distressed companies. Mr. Teitelbaum joined Bay Harbour Management in 1996 as a principal and co-portfolio manager. Prior to joining Bay Harbour Management, Mr. Teitelbaum was a managing director at Bear, Stearns & Co. Inc. in the high yield and distressed securities department. Mr. Teitelbaum currently serves on the board of directors of Planet Hollywood and the American Jewish Congress.

        Thomas J. McCartney.    Mr. McCartney was appointed President and Chief Executive Officer of OpBiz on January 15, 2009. Mr. McCartney has over 25 years of experience in the casino and hospitality industry including the past 12 years with the MGM Mirage group in Las Vegas. Prior to joining OpBiz as President and Chief Executive Officer, Mr. McCartney most recently served as the Executive Vice President of Luxor Hotel & Casino, an MGM Mirage company, as a member of the leadership team responsible for the repositioning of that property. Mr. McCartney was employed at the Luxor Hotel and Casino from April 2005 through January 2009, when he joined Planet Hollywood. Additionally Mr. McCartney's experience includes the opening and rebranding of New York-New York Hotel & Casino, Las Vegas. Mr. McCartney was employed at the New York-New York, which is also an MGM Mirage property, from May 1996 through April 2005. Mr. McCartney was the Senior Vice President of Marketing and Development with New York-New York from November 2001 through April 2005. From January 1997 through November 2001, Mr. McCartney was the Senior Vice President of Hotel Operations at New York-New York and from May 1996 through January 2007, he was the Vice President of Hotel Operations. Preceding his arrival to the Las Vegas Market, Mr. McCartney was employed by Caesars Atlantic City.

  Thomas J. McCartney Employment Agreement

        Mr. McCartney serves as president and chief executive officer of OpBiz under an employment agreement that expires on January 15, 2012. His employment in that position commenced on January 15, 2009. OpBiz pays Mr. McCartney a base salary of $500,000, which is subject to annual upward adjustments. OpBiz pays Mr. McCartney a performance bonus determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. Mr. McCartney may also receive an option to purchase up to 3% of the equity of MezzCo at an exercise price based on a fair market value at the time of grant vesting in equal installments on the anniversary dates of the first three years of continued employment.

        OpBiz may terminate Mr. McCartney's employment immediately at any time for cause. If OpBiz terminates Mr. McCartney's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; and (ii) nonreimbursed business expenses. The term "cause" is defined in Mr. McCartney's employment agreement as (i) loss of key license issued by the Nevada Gaming Commission; (ii) conviction of a felony; (iii) material breach of his employment agreement; provided however, in the event of such breach, OpBiz shall give Mr. McCartney written notice of such breach, and Mr. McCartney shall have ten days to cure such breach; or (iv) engagement in any unauthorized, morally-bankrupt activity which has a material adverse effect on OpBiz's name, reputation or goodwill in the Las Vegas, Nevada community, such determination being made by majority vote of the Board of Managers, acting reasonably.

        OpBiz may terminate Mr. McCartney's employment at any time without cause upon 15 days written notice. If OpBiz terminates Mr. McCartney's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by OpBiz's Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; and (v) benefits under benefit plans and programs that have been earned and vested by the date of termination. If Mr. McCartney's employment is terminated without cause after the 25th month of employment but prior to the expiration of the initial three year term, the balance of unvested options shall accelerate and vest.

        Upon Mr. McCartney's death or disability, his employment agreement terminates immediately. If Mr. McCartney's employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. McCartney, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination. The term "disability" is defined in Mr. McCartney's employment agreement as his inability to perform the essential functions of his duties for a period of time in excess of that set forth in our policies and procedures, as in effect from time to time, or in excess of a qualified leave pursuant to the Family and Medical Leave Act or as otherwise required by the Americans with Disabilities Act, as applicable.

        Donna Lehmann.    Ms. Lehmann has been the Chief Financial Officer of OpBiz and Treasurer of BH/RE since the purchase of the Aladdin on September 1, 2004. Ms. Lehmann has over 15 years of experience in the gaming industry. She was the Vice President of Finance for Aladdin Gaming, LLC from July 2001 until August 31, 2004. Prior to joining the Aladdin, Ms. Lehmann held several progressive positions ending with Controller at Showboat Operating Company from November 1993 through January 1998 and was Controller for Ethel M. Chocolates (a subsidiary of M&M Mars, Inc.)

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

        William Feather.    Mr. Feather was appointed President of Planet Hollywood Resorts Management in June, 2008. Mr. Feather served as Executive Vice President of Hotel Operations and Food and Beverage from September 2004 through June, 2008. Mr. Feather has over 23 years of senior level management experience in hotel operations. Mr. Feather has served in several key positions for Starwood Hotels and Resorts Worldwide including regional hotel responsibility for Starwood in Dallas and Boston. Mr. Feather's last position with Starwood prior to coming to Las Vegas was the General Manager of the Westin Mission Hills in Rancho Mirage, California where his scope of responsibility included managing the addition of Starwood Vacation Ownership Villas. Mr. Feather was employed by Starwood since 1997.

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

        Joey Tallone.    Joey Tallone was appointed the Executive Vice President of Casino Marketing of OpBiz effective April 14, 2008 pursuant to an employment agreement dated February 7, 2008. Mr. Tallone has over 28 years of experience in the gaming industry. Prior to joining OpBiz, Mr. Tallone was employed by Harrah's Entertainment, Inc. from September 1999 through April 2008 where he has held varying positions in marketing. Mr. Tallone was the Vice President of Casino Marketing at Bally's and Paris, two of Harrah's Entertainment, Inc.'s Las Vegas Strip properties from July 2001 through April 2008. Mr. Tallone was the Assistant Vice President of Casino Marketing for Harrah's Entertainment, Inc. from February 2000 through July 2001 and was a Senior Credit Executive from September 1999 through February 2000.

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

        Eugene I. Davis.    Mr. Davis was appointed as a manager of OpBiz and Chairman of the Audit Committee in November 2006. Mr. Davis is the Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately-held consulting firm specializing in turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and/or acted as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and/or Chairman of the Board of a number of businesses, including companies operating in the telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics sectors. Prior to forming PIRINATE, Mr. Davis served as President, Vice-Chairman and Director of Emerson Radio Corp, and CEO and Vice-Chairman of Sport Supply Group, Inc. Mr. Davis began his career as an attorney and international negotiator with Exxon Corp. and Standard Oil Company (Indiana) and as a partner in two Texas- based law firms where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a BA from Columbia College, a Masters of International Affairs (MIA) in International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia University School of Law.

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

        Michael V. Mecca.    On January 14, 2009 Michael V. Mecca resigned his position as President and Chief Executive Officer of OpBiz and BH/RE, subject to the terms of a Separation Agreement between OpBiz and Mr. Mecca, effective as of that date. Pursuant to the terms of the Separation Agreement, Mr. Mecca was paid $348,168.60 as a one time severance payment. Also effective January 14, 2009, Mr. Mecca resigned as a member of the Board of Managers of EquityCo.

        As OpBiz is our operating subsidiary, the information provided below discusses the board of managers of OpBiz (the "Board").

  Meetings of the Board of Managers

        The Board met four times between January 1, 2008 and December 31, 2008. The Board has a standing Audit Committee, Compensation Committee, Compliance/Credit Committee, Executive Committee and a Renovation Committee. During 2008, none of the members of the Board attended less than 75% of the meetings held by the Board, or the total number of meetings held by all committees of the Board on which various members served. The current members of each of the Board's standing committees are listed below.

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

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 (a) of the Exchange Act requires our managers, executive officers and certain beneficial owners (collectively, "Section 16 Persons") to file reports of beneficial ownership on Form 3 and reports of changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Copies of all such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us for fiscal year 2008, and other information, all filing requirements for the Section 16 Persons have been complied with during or with respect to fiscal year 2008.

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

        The Company is a party to employment agreements, as amended, with all of the current named executive officers. Base salary is reviewed annually by the Compensation Committee and may be increased based on individual performance during the prior calendar year and cost of living adjustments, as appropriate. Pursuant to these employment agreements, however, a decrease in base salary is prohibited.

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

        Notwithstanding the foregoing, and pursuant to the Company's employment agreement with Joey Tallone, Joey Tallone will receive a guaranteed annual bonus for his first year of employment of $100,000.

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

        The Company is a party to employment agreements, as amended, with all of the current named executive officers. The employment agreements have initial terms of two to five years. The employment agreements provide, depending on the terms thereof, that these executives are entitled to options to purchase between 0.2% and 3% of the equity in MezzCo. The options were granted with an exercise price equal to or greater than the fair value at the date of grant. The options are "time based" and portions thereof vest annually in equal increments throughout the terms of the respective employment agreements. The executive must remain employed by the Company at each year's end to receive the option's vested amount attributable to that year.

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

        The Company is a party to employment agreements, as amended, with all of the current named executive officers. The employment agreements each contain severance provisions as detailed in the discussion of individual employment agreements below.

  Perquisites

        We limit the perquisites that we make available to our executive officers, and we annually review the perquisites that executive officers receive. Other than Mr. Mecca, in 2008 our executive officers were not entitled to benefits that are not otherwise available to all our employees and do not receive perquisites. Mr. Mecca received perquisites that are commensurate with industry norms. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

  401(k) Plan and Other Benefits

        Our executive officers are eligible for the same level and offering of benefits made available to other employees, including the Company's 401(k) Plan and health and welfare benefit programs.

        OpBiz has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its employees, which it assumed from Aladdin Gaming on September 1, 2004. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. OpBiz currently matches, within prescribed limits, 50% of all employees' contributions up to 6% of their individual earnings on an annual basis. The amount of the company match paid to the eligible plan participants was approximately $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 respectively. We also maintain other executive benefits that we consider necessary in order to offer fully competitive opportunities to our executive officers. Executive officers are eligible to participate in all of our employee health and welfare benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees.

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

        The accounting treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Company considers the accounting impact of various program designs to balance the potential costs to the Company with the benefit/value to the executive. The Company considers the tax impact of long-term incentive compensation awards, and therefore to the extent practical, strives to deliver pay that qualifies under IRS section 162(m) as performance-based to obtain a corporate tax deduction. Under 162(m), the Company may not deduct compensation expense for the named executives if that expense is over $1,000,000, except that performance- based pay is excluded from the total pay applying to 162(m).

COMPENSATION COMMITTEE REPORT

        Our Compensation Committee reviewed and discussed with our management the "Compensation Discussion and Analysis" contained in this Form 10-K. Based on that review and discussions, our Compensation Committee recommended to our Board of Managers that the "Compensation Discussion and Analysis" be included in this Form 10-K.

  Compensation Committee
  Douglas P. Teitelbaum
  Robert Earl
  Thomas M. Smith

        The following table sets forth the compensation paid or accrued for our principal executive officer, our principal financial officer and our next three highest paid executive officers for the years ended December 31, 2008, 2007 and 2006.

 SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael V. Mecca President and Chief Executive Officer of BH/RE and OpBiz(1)	2008 2007 2006	596,789 567,089 532,550	— — —	— 67,683 235,280	— — —	58,086 34,576 32,927	654,875 669,348 800,757
Donna Lehmann Treasurer of BH/RE and Chief Financial Officer of OpBiz	2008 2007 2006	333,056 312,257 283,821	— — 100,000	— 15,685 23,528	— 166,375 37,813	— — —	333,056 494,317 445,162
Mark S. Helm Senior Vice President, General Counsel and Secretary of OpBiz	2008 2007 2006	333,056 282,761 243,562	— — 200,000	— 13,107 15,685	— 166,375 32,450	— — —	333,056 462,243 491,697
Joey Tallone Executive Vice President of Casino Marketing of OpBiz	2008	247,001	—	—	100,000	—	347,001
Darby Davies Senior Vice President of Casino Marketing of OpBiz(5)	2008 2007 2006	287,819 275,595 245,887	— — —	11,000 23,528 23,528	100,000 75,000 50,000	— — —	398,819 374,123 319,415

(1)
Mr. Mecca was President and Chief Executive of OpBiz through January 15, 2009.

(2)
The annual compensation for options vested during 2008, 2007 and 2006 has been computed in accordance with the provisions of SFAS 123 (R) as discussed in Note 2, "Summary of Significant Accounting Policies" to our financial statements for the fiscal year ended December 31, 2008. Although the options are fully vested, they are not exercisable.

(3)
Ms. Lehmann and Mr. Helm earned compensation in accordance with the Company's annual bonus program for achieving certain short-term goals in 2006 and 2007. Ms. Davies received a bonus payment in accordance with the terms of her employment agreement for 2006, 2007 and 2008. Mr. Tallone received a bonus payment in accordance with the terms of his employment agreement for 2008.

(4)
Represents an automobile allowance paid to Mr. Mecca in accordance with the terms of his employment agreement.

(5)
Ms. Davies was the Company's Senior Vice President of Casino Marketing through December 31, 2008.

  Michael V. Mecca Employment Agreement

        On January 14, 2009 Michael V. Mecca resigned his position as President and Chief Executive Officer of OpBiz and BH/RE, subject to the terms of a Separation Agreement between OpBiz and Mr. Mecca, effective as of that date. Pursuant to the terms of the Separation Agreement, Mr. Mecca was paid $348,168.60 as a one time severance payment.

        Mr. Mecca served as president and chief executive officer of BH/RE and OpBiz under an employment agreement that expired in March 31, 2013. The employment agreement automatically renewed for successive five-year terms unless either party elected not to renew at least 90 days prior to the end of a term. OpBiz paid Mr. Mecca a base salary of $596,789 in 2008. Mr. Mecca's annual salary was subject to annual upward adjustments pursuant to the terms of his employment agreement. Mr. Mecca was eligible to receive an annual performance bonus determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. The agreement provided Mr. Mecca with an option to purchase up to 3% of the equity of MezzCo at an exercise price based on a current subscription valuation, vesting one-third annually beginning on April 11, 2004. Mr. Mecca granted OpBiz a right of first refusal with respect to any proposed sales of his equity interests in MezzCo. The option is subject to adoption by the Company of an option plan which plan may be subject to the approval of the Nevada Gaming Commission.

        Under the terms of his employment agreement, OpBiz could have terminated Mr. Mecca's employment immediately at any time for cause. If OpBiz terminated Mr. Mecca's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminated on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is not specifically defined in Mr. Mecca's employment agreement. Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca's employment for cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Mecca $22,708 which represents accrued but unpaid base salary.

        Under the terms of his employment agreement, OpBiz could have terminated Mr. Mecca's employment immediately at any time without cause. If OpBiz terminated Mr. Mecca's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement would have terminated on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by OpBiz's Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Mecca's employment without cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Mecca further compensation in the approximate total amount of $639,617.

  Donna Lehmann Employment Agreement

        Ms. Lehmann serves as the treasurer of BH/RE and chief financial officer of OpBiz under an employment agreement that expires on September 1, 2010. OpBiz paid Ms. Lehmann a base salary of $332,750 in 2008, which is subject to annual upward adjustments at a minimum of 5% per annum. Ms. Lehmann was paid a one-time transition bonus of $75,000 in 2004 for her transition from vice president of finance for Aladdin Gaming to her current position with OpBiz. She will receive an annual discretionary bonus of up to 50% of her annual compensation determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. The agreement provides that Ms. Lehmann is eligible to receive an option to purchase up to 0.3% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting one-third annually beginning on September 1, 2005.

        OpBiz may terminate Ms. Lehmann's employment immediately at any time for cause. If OpBiz terminates Ms. Lehmann's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses;

(iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is defined in Ms. Lehmann's employment agreement as follows: (i) failure to abide by the Company's policies and procedures; (ii) misconduct, insubordination, or inattention to the Company's business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann's employment for cause on December 31, 2008, OpBiz would have been obligated to pay Ms. Lehmann $12,810 which represents accrued but unpaid base salary.

        OpBiz may terminate Ms. Lehmann's employment at any time without cause upon fifteen (15) days written notice to Ms. Lehmann of its intent to terminate the employment agreement, or, in OpBiz's sole discretion, the equivalent of two (2) weeks of her then annual base salary in lieu of notice. If OpBiz terminates Ms. Lehmann's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of her then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination;(ii) base salary earned but unpaid through the date of termination; (iii) accrued paid time off earned through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Lehmann's employment without cause on December 31, 2008, OpBiz would have been obligated to pay Ms. Lehmann further compensation in the approximate total amount of $360,479.

        Upon Ms. Lehmann's death or disability, her employment agreement terminates immediately. If Ms. Lehmann's employment is terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Ms. Lehmann, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Ms. Lehmann's employment agreement as her incapacity, certified by a licensed physician selected by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for sixty (60) days or more. In the event that she disagrees with the conclusions of the Company's physician, she (or her representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Ms. Lehmann's employment was terminated for death or disability on December 31, 2008, OpBiz would have been obligated to pay Ms. Lehmann $12,810 which represents accrued but unpaid base salary.

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

        OpBiz may terminate Mr. Helm's employment immediately at any time for cause. If OpBiz terminates Mr. Helm's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that are earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination. The term "cause" is defined in Mr. Helm's employment agreement as follows: (i) failure to abide by the Company's policies and procedures; (ii) misconduct, insubordination, or inattention to the Company's business; (iii) failure to perform the duties required of her up to the standards established by the Board of Managers, or other material breach of the employment agreement (other than as a result of a disability); or (iv) failure or inability to obtain or maintain a license required of him by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz must provide a written letter of deficiency to Mr. Helm that details his deficient conduct and thereafter provides him thirty (30) days to cure such deficiency. If, after thirty (30) days, OpBiz continues to believe cause exists to terminate him, then OpBiz shall send a second letter to Mr. Helm terminating him that memorializes his failure to cure the asserted deficiency. Based on the foregoing, in the event that OpBiz had terminated Mr. Helm's employment for cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Helm $12,810 which represents accrued but unpaid base salary.

        OpBiz may terminate Mr. Helm's employment at any time without cause upon fifteen (15) days written notice to Mr. Helm of its intent to terminate the employment agreement, or, in OpBiz's sole discretion, the equivalent of two (2) weeks of his then annual base salary in lieu of notice. If OpBiz terminates Mr. Helm's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Mr. Helm's employment without cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $360,479.

        In the event that there is a change in control of OpBiz, other than through a public offering, Mr. Helm may terminate his employment upon thirty (30) days written notice to OpBiz. If Mr. Helm terminates his employment for a change in control, other than through a public offering, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary; provided that severance benefits shall not exceed an amount equivalent to her base salary from the date of termination to the date the employment agreement would otherwise expire but for earlier termination; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "change in control" is not specifically defined in Mr. Helm's employment agreement. Based on the foregoing, in the event that there was a change in control of OpBiz, other than through a public offering, and Mr. Helm terminated his employment on December 31, 2008, OpBiz would have been obligated to pay Mr. Helm further compensation in the approximate total amount of $360,479.

        Upon Mr. Helm's death or disability, his employment agreement terminates immediately. If Mr. Helm's employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. Helm, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Mr. Helm's employment agreement as his incapacity, certified by a licensed physician selected by the Company, which precludes him from performing the essential functions of his duties under the employment agreement for sixty (60) days or more. In the event that he disagrees with the conclusions of the Company's physician, he (or his representative) shall designate a physician, and both physicians shall jointly select a third physician, who shall make the determination which determination shall be final and binding on the parties. Based on the foregoing, in the event that Mr. Helm's employment was terminated for death or disability on December 31, 2008, OpBiz would have been obligated to pay Mr. Helm $12,810 which represents accrued but unpaid base salary.

  Dean DiLullo Employment Agreement

        Mr. DiLullo serves as executive vice president and chief operating officer of OpBiz under an employment agreement that expires on March 24, 2011. OpBiz pays Mr. DiLullo a base salary of $350,000, which is subject to annual upward adjustments. OpBiz pays Mr. DiLullo a performance bonus of up to 50% of his base salary determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. Provided however, that in his first year of employment Mr. DiLullo will receive a guaranteed minimum bonus equal to 25% of his base salary.

        OpBiz may terminate Mr. DiLullo's employment immediately at any time for cause. If OpBiz terminates Mr. DiLullo's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; and (ii) nonreimbursed business expenses. The term "cause" is defined in Mr. DiLullo's employment agreement as (i) failure to abide by employer's policies and procedures; (ii) misconduct, insubordination, or inattention to employer's business; (iii) material breach of his employment agreement (other than as a result of disability); or (iv) failure or inability to satisfy the licensing requirements of the state of Nevada. Based on the foregoing, in the event that OpBiz had terminated Mr. DiLullo's employment for cause on December 31, 2008, OpBiz would have been obligated to pay Mr. DiLullo $13,462 which represents accrued but unpaid base salary.

        OpBiz may terminate Mr. DiLullo's employment at any time without cause upon 15 days written notice. If OpBiz terminates Mr. DiLullo's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary, provided that severance pay shall not exceed an amount equivalent to base salary from the date of termination to the date his agreement would otherwise expire; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by OpBiz's Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; and (v) benefits under benefit plans and programs that have been earned and vested by the date of termination. Based on the foregoing, in the event that OpBiz had terminated Mr. DiLullo's employment without cause on December 31, 2008, OpBiz would have been obligated to pay Mr. DiLullo further compensation in the amount of $379,167.

        Upon Mr. DiLullo's death or disability, his employment agreement terminates immediately. If Mr. DiLullo's employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. DiLullo, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination. The term "disability" is defined in Mr. DiLullo's employment agreement as his inability to perform the essential functions of his duties for a period of time in excess of that set forth in our policies and procedures, as in effect from time to time, or in excess of a qualified leave pursuant to the Family and Medical Leave Act or as otherwise required by the Americans with Disabilities Act, as applicable. Based on the foregoing, in the event that OpBiz had terminated Mr. DiLullo's employment for death or disability on December 31, 2008, OpBiz would have been obligated to pay Mr. DiLullo $13,462 which represents accrued but unpaid base salary.

  Joey Tallone Employment Agreement

        Mr. Tallone serves as executive vice president of casino marketing of OpBiz under an employment agreement that expires on April 14, 2011. OpBiz pays Mr. Tallone a base salary of $350,000, which is subject to annual upward adjustments. OpBiz pays Mr. Tallone a performance bonus of up to 50% of his base salary determined by OpBiz's board of managers based on OpBiz's financial performance and certain other factors. Provided however, that in his first year of employment Mr. Tallone will receive a guaranteed minimum bonus of $100,000.

        OpBiz may terminate Mr. Tallone's employment immediately at any time for cause. If OpBiz terminates Mr. Tallone's employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; and (ii) nonreimbursed business expenses. The term "cause" is defined in Mr. Tallone's employment agreement as (i) failure to abide by employer's policies and procedures; (ii) misconduct, insubordination, or inattention to employer's business; (iii) material breach of his employment agreement (other than as a result of disability); or (iv) failure or inability to satisfy the licensing requirements of the state of Nevada. Based on the foregoing, in the event that OpBiz had terminated Mr. Tallone's employment for cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Tallone $13,462 which represents accrued but unpaid base salary.

        OpBiz may terminate Mr. Tallone's employment at any time without cause upon 15 days written notice. If OpBiz terminates Mr. Tallone's employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than: (i) severance in the amount of twelve (12) months of his then annual base salary, provided that severance pay shall not exceed an amount equivalent to base salary from the date of termination to the date his agreement would otherwise expire; (ii) base salary earned but unpaid through the date of termination; (iii) all accrued but unpaid bonus up to the date of termination, as determined by

OpBiz's Board of Managers utilizing EBITDA targets established pursuant to the employment agreement against year to date budgets (adjusted for budgeting seasonality); (iv) nonreimbursed business expenses; and (v) benefits under benefit plans and programs that have been earned and vested by the date of termination. Based on the foregoing, in the event that OpBiz had terminated Mr. Tallone's employment without cause on December 31, 2008, OpBiz would have been obligated to pay Mr. Tallone further compensation in the amount of $379,167.

        Upon Mr. Tallone's death or disability, his employment agreement terminates immediately. If Mr. Tallone's employment is terminated due to his death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminates on the date of termination, other than (to Mr. Tallone, or his estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination. The term "disability" is defined in Mr. Tallone's employment agreement as his inability to perform the essential functions of his duties for a period of time in excess of that set forth in our policies and procedures, as in effect from time to time, or in excess of a qualified leave pursuant to the Family and Medical Leave Act or as otherwise required by the Americans with Disabilities Act, as applicable. Based on the foregoing, in the event that OpBiz had terminated Mr. Tallone's employment for death or disability on December 31, 2008, OpBiz would have been obligated to pay Mr. Tallone $13,462 which represents accrued but unpaid base salary.

  Darby Davies Employment Agreement

        Ms. Davies served as senior vice president of casino marketing of OpBiz under an employment agreement effective as of January 2, 2006. The term of the agreement was three (3) years, terminating on December 31, 2008. OpBiz paid Ms. Davies a base salary of $286,659 in 2008, which was subject to annual upward adjustments, and she was eligible to participate in OpBiz's bonus program. She received a minimum bonus payment of $50,000 for the year ended December 31, 2006, $75,000 for the year ended December 31, 2007 and $100,000 for the year ended December 31, 2008. The agreement also provided Ms. Davies with an option to purchase up to 0.25% of the equity of MezzCo at an exercise price based on a $100 million equity value, vesting 40% on January 2, 2007, 40% on January 2, 2008 and 20% on December 31, 2008. Ms. Davies employment agreement expired on December 31, 2008 and she resigned from her position at that time. Upon expiration of her employment agreement, OpBiz had no further obligation to Ms. Davies for compensation or severance benefits.

        During the term of her agreement, OpBiz could have terminated Ms. Davies' employment immediately upon written notice for cause. If OpBiz terminated Ms. Davies' employment for cause, our obligation to pay any further compensation or other amounts payable under the agreement terminated on the date of termination, other than: (i) base salary earned but unpaid through the date of termination; (ii) nonreimbursed business expenses; (iii) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (iv) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "cause" is defined in Ms. Davies' employment agreement as the following: (i) commission of any act of material fraud or gross negligence by her in the course of her employment thereunder which, in the case of gross negligence, has a materially adverse affect on the goodwill, business or financial condition of the Company; (ii) engagement by her in any conduct or commission by her of any act which is materially injurious or detrimental to the substantial interests of the Company; (iii) engagement by her in any act, whether with respect to her employment or otherwise, which is in violation of the criminal laws of the United States or any state thereof, involving acts of moral turpitude; or (iv) a failure to secure or maintain a license required of her by any regulatory authority having jurisdiction over the Company. Prior to a termination for cause, OpBiz would have been required to provide a written letter of deficiency to Ms. Davies which detailed her deficient conduct and thereafter provided her thirty (30) days to cure such deficiency if capable of being cured. If such activity was incapable of being cured or if, after thirty (30) days, Ms. Davies failed to cure the deficient conduct, OpBiz could have terminated Ms. Davies' employment agreement for cause. If OpBiz elected to terminate Ms. Davies' employment agreement, it would have been required to send a second letter to Ms. Davies that memorialized her failure to cure the asserted deficiency. Based on the foregoing, in the event that OpBiz had terminated Ms. Davies' employment for cause on December 31, 2008, OpBiz would have been obligated to pay Ms. Davies $11,070 which represents accrued but unpaid base salary.

        During the term of her agreement, OpBiz could have terminated Ms. Davies' employment at any time without cause upon fifteen (15) days written notice to Ms. Davies of its intent to terminate the employment agreement. If OpBiz terminated Ms. Davies' employment without cause, our obligation to pay any further compensation or other amounts payable under the agreement terminated on the date of termination, other than: (i) severance in the amount of eighteen (18) months, but not to exceed the balance of the term of her employment agreement, of her annual base salary to which she would have been entitled had the employment agreement not been terminated; (ii) base salary earned but unpaid through the date of termination; (iii) bonus earned but unpaid through the date of termination; (iv) nonreimbursed business expenses; (v) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (vi) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). Based on the foregoing, in the event that OpBiz had terminated Ms. Davies' employment without cause on December 31, 2008, OpBiz would have been obligated to pay Ms. Davies $11,070 which represents accrued but unpaid base salary.

        During the term of her agreement, upon Ms. Davies' death or disability, her employment agreement terminated immediately. If Ms. Davies' employment was terminated due to her death or disability, our obligation to pay any further compensation or other amounts payable under the agreement terminated on the date of termination, other than (to Ms. Davies, or her estate or legal representative, as applicable): (i) base salary earned but unpaid through the date of termination; (ii) bonus earned but unpaid through the date of termination; (iii) nonreimbursed business expenses; (iv) benefits under benefit plans and programs that have been earned and vested by the date of termination; and (v) options to purchase membership interests in MezzCo that have vested by the date of termination (provided that any vested options are exercised within ninety (90) days of such termination). The term "disability" is defined in Ms. Davies' employment agreement as her incapacity, certified by a licensed physician selected by her and approved by the Company, which precludes her from performing the essential functions of her duties under the employment agreement for forty-five (45) days or more. Based on the foregoing, in the event that Ms. Davies' employment was terminated for death or disability on December 31, 2008, OpBiz would have been obligated to pay Ms. Davies $11,070 which represents accrued but unpaid base salary.

 GRANTS OF PLAN BASED AWARDS FOR 2008

Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Target
Michael V. Mecca	—
Donna Lehmann	166,375
Mark S. Helm	166,375
Joey Tallone	175,000
Darby Davies	—

(1)
The target estimated future payouts under non-equity incentive plan awards represents the maximum amount payable under the Company's bonus plan. The target will be met if all short-term goals detailed in the underlying plan are met. Mr. Mecca and Ms. Davies are no longer employed by the Company and therefore, will not receive any future payouts under their non-equity incentive plan awards.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Options Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date(2)
Michael V. Mecca	3,000	—	1,000.00
Donna Lehmann	300	—	1,000.00
Mark S. Helm	200	—	1,000.00
Joey Tallone	—	—	—
Darby Davies	250	—	1,000.00

(1)
MezzCo membership interests have not been unitized. The implied number of units and equity value has been computed based on the MezzCo equity contribution on the grant date. The option exercise price detailed here is based on a $100 million equity value which is subject to change pursuant to the final plan as approved by the Board of Managers. The options are not exercisable until a triggering event occurs. Although the options are not exercisable, they are fully vested.

(2)
Participants have 90 days after an event occurs to exercise options.

 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)(1)
Robert Earl	—	—
Douglas P. Teitelbaum	—	—
Eugene I. Davis	75,000	75,000
George Barry Hardy	75,000	75,000
Allison Reid	—	—
Thomas M. Smith	—	—

(1)
All managers are reimbursed for expenses connected with attendance at meetings of the Board.

Compensation Committee Interlocks and Insider Participation

        During the 2008 fiscal year, Douglas P. Teitelbaum, Robert Earl and Thomas M. Smith served as members of the Board's Compensation Committee. For additional information concerning related-party transactions involving Messrs. Teitelbaum and Earl or other members of the Board, see Item 13. "Certain Relationships and Related Transactions, and Director Independence."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The table below sets forth the beneficial ownership of BH/RE's voting and equity membership interests as of March 31, 2009 by:

  •
  each member of the board of managers of BH/RE;

  •
  Starwood Nevada Holdings, LLC; and

  •
  BH/RE's board of managers and executive officers as a group.

        In addition, the table below sets forth, as of March 31, 2009, the beneficial ownership of each person known by BH/RE to be the beneficial owner of more than five percent of its voting membership interests, which is the only class of voting securities of BH/RE.

        Unless otherwise indicated, each person listed in the table below has sole voting and investment power over the percentage of voting and equity membership interests listed opposite such person's name. Except as indicated below, none of the Company's executive officers or managers own any equity of BH/RE.

	BH/RE
Name	Percent of Voting Membership Interests	Percent of Equity Membership Interests
Douglas P. Teitelbaum(1)	50.00%	—
Robert Earl(2)	50.00%	—
BH Casino and Hospitality LLC I(1)	—	43.27%
BH Casino and Hospitality LLC II(1)	—	15.61%
OCS Consultants, Inc(2)	—	41.13%
All members of the board of managers and executive officers as a group (10 persons)	100.00%	100.00%

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

Review, Approval and Ratification of Related Person Transactions

        The Audit Committee is responsible, pursuant to its written charter, for reviewing and discussing with management any transaction with a related party which the Company would be required to disclose pursuant to Item 404 of Regulation S-K. Each such transaction must be approved by a majority of the Company's disinterested managers.

Related Person Transactions

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

  Transactions with Starwood

        OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the Hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has a 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Thomas M. Smith, who is member of the OpBiz board of managers and the EquityCo board of managers, is an officer of Starwood and was appointed to the board of managers pursuant to the Company's agreement with Starwood.

  Planet Hollywood (LV) LLC Lease Agreement

        OpBiz and Planet Hollywood (LV) LLC ("Planet Hollywood LV") have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named "Planet Dailies" within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.4 million for the year ended December 31, 2008, and $0.3 million for the year ended December 31, 2007.

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

  Earl of Sandwich (Las Vegas), LLC Lease Agreement

        OpBiz and Earl of Sandwich (Las Vegas), LLC ("Earl of Sandwich") have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named "Earl of Sandwich" within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.5 million for the year ended December 31, 2008, and $0.1 million for the year ended December 31, 2007.

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

Employment Agreements

        For information on the employment agreements for the Company's new executive officer, Mr. McCartney, see Item 10.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees paid or payable to Ernst & Young LLP, our principal independent auditors, for audit and non-audit services:

	December 31,
	2008	2007
Audit Fees Current	$284,971	$273,970
Audit-Related Fees	69,735	74,415
Tax Fees	60,000	55,000
All Other Fees	—	—

Total	$414,706	$403,385

        "Audit Fees" include fees incurred for the annual audits and the reviews of our Quarterly Reports on Form 10-Q. "Audit-Related Fees" include fees paid for review of gaming regulations and controls and Sarbanes-Oxley control review. "Tax Fees" include fees incurred for the preparation of the income tax returns for BH/RE and its consolidated subsidiaries.

        The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. If the pre-approval authority is delegated to one or more members of the Audit Committee, such pre-approval must be presented to the Audit Committee at its next scheduled meeting for ratification. All audit, audit-related, tax and other services performed by the independent registered public accounting firm were approved by the Audit Committee in accordance with the policy described above for fiscal year 2008.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial statements (including related notes to Consolidated Financial Statements) filed as Item 8 in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Years ended December 31, 2008, 2007, and 2006—
    Consolidated Statements of Operations
    Consolidated Statements of Members' Equity (Deficit)
    Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expense	Accounts written off (recovered)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31,:
2006	$(4,443)	$(2,398)	$285	$(6,556)
2007	$(6,556)	$(550)	$—	$(7,106)
2008	$(7,106)	$(1,128)	$—	$(8,234)

        We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(a)(3)	Exhibits

        All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 000-50689, unless otherwise indicated.

Exhibit Number	Description
3.1	Articles of Organization of BH/RE, L.L.C., as amended (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
3.2	Amended and Restated Operating Agreement of BH/RE, L.L.C. dated March 26, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
3.3	Amendment to Amended and Restated Operating Agreement of BH/RE, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004, attached to exhibit number 3.1 thereto)
3.4	Amended and Restated Operating Agreement of EquityCo, L.L.C. dated April 23, 2003 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
3.5	Second Amended and Restated Operating Agreement of EquityCo, L.L.C. dated August, 31, 2004 (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
10.1	Planet Hollywood Hotel & Casino Licensing Agreement dated May 3, 2003, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company's Form 10/A filed on June 15, 2004)
10.2	Amended and Restated Planet Hollywood Hotel & Casino Licensing Agreement dated August 9, 2004, by and among Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 7, 2004)
10.3	Management Contract dated April 23, 2003, by and between Sheraton Operating Corporation and OpBiz, L.L.C. (Incorporated by reference to the Company's Form 10/A filed on June 15, 2004)

Exhibit Number	Description
10.4	Agreement by and between Starwood Nevada Holding LLC, Sheraton Operating Corporation, BH/RE, L.L.C., EquityCo, L.L.C. and OpBiz, L.L.C. dated August 9, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.5	Construction, Operation and Reciprocal Easement Agreement, dated February 26, 1998, by and among Aladdin Gaming, LLC, Aladdin Bazaar, LLC and Aladdin Music Holdings, LLC; (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.6	Amendment and Ratification of Construction, Operation and Reciprocal Easement Agreement, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.7	Second Amendment of Construction, Operation and Reciprocal Easement Agreement, effective March 31, 2003, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.8	Memorandum of Amendment and Ratification of REA, dated November 20, 2000, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit number 99.2 thereto)
10.9	Findings of Fact and Conclusions of Law Re: Aladdin Bazaar, LLC's Motion for Payment of Administrative Expense, or in the Alternative, for an Order Setting a Deadline for Debtor to Assume or Reject Common Area Parking Agreement, filed October 8, 2002 (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.10	Common Parking Area Use Agreement, dated February 26, 1998, by and between Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.11	Traffic Control Improvements Cost Participation Agreement Commercial Development, dated June 7, 2000, by and between Aladdin Gaming, LLC and Clark County, Nevada (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.12	Energy Service Agreement, dated September 24, 1998, between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.13	Amendment and Agreement, dated September 25, 1998, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.14	Second Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.15	Third Amendment and Agreement, dated May 28, 1999, between Northwind Aladdin, LLC and Aladdin Gaming, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004; attached to exhibit 99.8 thereto)
10.16	Energy Services Coordination Agreement, dated May 28, 1999, by and among Aladdin Gaming, LLC and Aladdin Bazaar, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.17	Timeshare Purchase Agreement, dated December 10, 2004, between Westgate Resorts, Ltd. and OpBiz, L.L.C. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)

Exhibit Number	Description
10.18	Subordination, Non-Disturbance and Attornment Agreement and Consent, dated as of June 7, 1999, by and among The Bank of Nova Scotia, Northwind Aladdin, LLC, Aladdin Gaming, LLC, State Street Bank and Trust Company, Aladdin Music, LLC and Aladdin Music Holdings, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.19	Lease, dated December 3, 1997, by and between Aladdin Gaming, LLC and Northwind Aladdin, LLC (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.20	Employment Agreement dated April 11, 2003, by and among OpBiz, L.L.C., Michael Mecca, Robert Earl and Doug Teitelbaum (Incorporated by reference to the Company's Form 10 filed on April 16, 2004)
10.21	Letter Agreement dated July 13, 2004, by and among MezzCo. L.L.C., OpBiz, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 2004)
10.22	Employment Agreement dated September 1, 2004, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.23	Amendment to Employment Agreement dated September 1, 2005, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Current Report on Form 8-K filed on October 31, 2005)
10.24	Employment Agreement dated November 2, 2004, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.25	Employment Agreement dated August 9, 2004, by and between OpBiz, L.L.C. and Bruce B. Himelfarb (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
10.26	Employment Agreement dated November 1, 2005, by and between OpBiz, L.L.C. and Darby Davies (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2006)
10.27	Loan Agreement, dated November 30, 2006, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.28	Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by PH Fee Owner and OpBiz to the Trustee named therein for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.29	Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated November 30, 2006, by TSP Owner to the Trustee named therein for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.30	Promissory Note by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.31	Assignment of Leases and Rents made by OpBiz and PH Fee Owner in favor of Column Financial, Inc., dated November 30, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.32	Assignment of Contracts, Operating Permits and Construction Permits, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)

Exhibit Number	Description
10.33	Environmental Indemnity Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.34	Collateral Assignment of Timeshare Project Proceeds, dated November 30, 2006, made by TSP Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.35	Collateral Assignment of Interest Rate Cap Agreement, dated November 30, 2006, by OpBiz and PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.36	Pledge and Security Agreement, dated November 30, 2006, by MezzCo in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.37	Acknowledgement of Pledge by OpBiz, dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.38	Pledge and Security Agreement, dated November 30, 2006, by PH Fee Owner in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.39	Acknowledgement of Pledge by TSP Owner, dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.40	Security Agreement (Copyrights) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.41	Security Agreement (Trademarks) by OpBiz in favor of Column Financial, Inc., dated November 30, 2006. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.42	Operations and Maintenance Agreement, dated November 30, 2006, between OpBiz and PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.43	Restructuring Agreement, dated November 30, 2006, among Mezzco, EquityCo and the Investors named therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.44	Amended and Restated Investor Rights Agreement, dated as of November 30, 2006, among MezzCo, EquityCo, and the Investors specified or referred to therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.45	Form of Amended and Restated Warrants. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.46	Guaranty Agreement, dated as of November 30, 2006, made by EquityCo in favor of the Collateral Agent and the Investors. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.47	Pledge Agreement, dated as of November 30, 2006, between EquityCo, the Collateral Agent for the benefit of the Investors, acknowledged and agreed to by MezzCo. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.48	Release, Waiver and Consent Agreement, dated as of November 30, 2006, among the Company, EquityCo, OpBiz, and the Investors specified or referred to therein. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)

Exhibit Number	Description
10.49	Amended and Restated Planet Hollywood Resort and Casino License Agreement, dated as of November 30, 2006, among Planet Hollywood International, Inc. and Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc. and OpBiz. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.50	Amended and Restated License Subordination Agreement, dated as of November 30, 2006, among the Investors, PHII, PHM and OpBiz. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.51	Indemnification Agreement, dated as of November 30, 2006, between BH/RE and the Investors. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.52	Guaranty Fee Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.53	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Casino space. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.54	Lease Agreement, dated as of November 30, 2006, by and between PH Fee Owner and OpBiz for Hotel space. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.55	Guaranty Agreement, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and PH Fee Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.56	Guaranty Agreement, dated as of November 30, 2006, made by Douglas Teitelbaum for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.57	Guaranty Agreement, dated as of November 30, 2006, made by Robert Earl for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.58	Completion Guaranty, dated as of November 30, 2006, among Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., and Bay Harbour Master, Ltd. and Robert Earl for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.59	Environmental Indemnity Agreement, dated as of November 30, 2006, made by PH Fee Owner and OpBiz in favor of Column Financial, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 2, 2007)
10.60	Omnibus Amendment of Loan Documents, dated July 17, 2007, by and between OpBiz, PH Fee Owner and Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2007)
10.61	First Amendment to Amended and Restated Investor Rights Agreement, dated July 17, 2007, by and among MezzCo, EquityCo and the Mezzanine Investors (Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2007)
10.62	Second Amendment to Employment Agreement, dated September 7, 2007, by and between OpBiz, L.L.C. and Donna Lehmann (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 14, 2007)

Exhibit Number	Description
10.63	Modification Agreement Regarding Timeshare Purchase Agreement, dated September 19, 2007, by and between OpBiz, L.L.C., PH Fee Owner, LLC, TSP Owner, LLC, Westgate Resorts, Ltd. and Westgate Planet Hollywood Las Vegas, LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2007)
10.64	Timeshare Maintenance and Management Agreement, dated September 19, 2007, by and among Westgate Planet Hollywood Las Vegas, LLC, CFI Resorts Management, Inc. and OpBiz, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2007)
10.65	Amendment to Employment Agreement, dated September 26, 2007, by and between OpBiz, L.L.C. and Mark S. Helm (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2007)
10.66	Employment Agreement, dated September 26, 2007, by and between OpBiz, L.L.C. and Scott Messinger (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2007)
10.67	Amended and Restated Employment Agreement, dated January 8, 2008, by and between MezzCo, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2008)
10.68	Employment Agreement, dated February 7, 2008, by and between OpBiz, L.L..C. and Joey Tallone (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2008)
10.69	Employment Agreement, dated March 19, 2008, by and between OpBiz, L.L.C. and Dean DiLullo (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2008)
10.70	Separation Agreement, dated January 14, 2009, by and between OpBiz, L.L.C. and Michael V. Mecca (Incorporated by reference to the Company's Current Report on Form 8-K filed January 22, 2009)
10.71	Employment Agreement, dated January 15, 2009, by and between OpBiz, L.L..C. and Thomas J. McCartney
10.72	Fifth Amendment to Energy Services Agreement, dated January 30, 2009, between Northwind Aladdin, LLC and OpBiz, L.L.C.
21.1	List of Subsidiaries of BH/RE, L.L.C.
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney
31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney
32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann
99.1	OpBiz, L.L.C. Compensation Committee Charter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2005)
99.2	OpBiz, L.L.C. Audit Committee Charter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 2006)
99.3	BH/RE, L.L.C. Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 2006)

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BH/RE, L.L.C.
March 31, 2009	By:	/s/ DONNA LEHMANN
Donna Lehmann Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT EARL Robert Earl	Manager of BH/RE and EquityCo and Co-Chairman of OpBiz	March 31, 2009
/s/ DOUGLAS P. TEITELBAUM Douglas P. Teitelbaum	Manager of BH/RE and EquityCo and Co-Chairman of OpBiz	March 31, 2009
/s/ THOMAS J. MCCARTNEY Thomas J. McCartney	President and Chief Executive Officer of OpBiz (Principal Executive Officer)	March 31, 2009
/s/ DONNA LEHMANN Donna Lehmann	Treasurer of BH/RE and Chief Financial Officer of OpBiz (Principal Financial and Accounting Officer)	March 31, 2009
/s/ GEORGE BARRY HARDY George Barry Hardy	Manager of OpBiz	March 31, 2009
/s/ EUGENE I. DAVIS Eugene I. Davis	Manager of OpBiz	March 31, 2009
Allison Reid	Manager of EquityCo and OpBiz
Thomas M. Smith	Manager of EquityCo and OpBiz