Form 10-Q
period 2009-03-31
BH RE LLC
filed 2009-05-15
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,554	$23,881
Receivables, net	16,493	18,717
Inventories	2,265	2,498
Prepaid expenses	6,895	7,935
Deposits and other current assets	164	164
Restricted cash and cash equivalents	32,590	29,366
Total current assets	76,961	82,561

Property and equipment, net	568,583	578,043
Restricted cash and cash equivalents	11,981	11,284
Land receivable	16,548	16,918
Other assets, net	217	244
Total assets	$674,290	$689,050

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$862,059	$2,001
Accounts payable	3,648	3,549
Accrued payroll and related	12,429	10,786
Accrued interest payable	6,643	6,827
Accrued taxes	2,560	2,422
Accrued expenses	7,912	8,881
Deposits	3,343	4,587
Other current liabilities	4,610	4,512
Due to affiliates	1,926	1,773
Total current liabilities	905,130	45,338

Long-term debt, less current portion	25,029	885,561
Other long-term liabilities	1,537	1,537
Total liabilities	931,696	932,436

Members’ equity (deficit):
Controlling members’ equity (deficit)
Equity	34,200	34,200
Accumulated deficit	(265,917)	(253,493)
Controlling members’ deficit	(231,717)	(219,293)
Noncontrolling members’ deficit	(25,690)	(24,093)
Total members’ equity (deficit)	(257,407)	(243,386)
Total liabilities and members’ equity (deficit)	$674,290	$689,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)

Operating revenues:
Casino	$25,351	$32,347
Hotel	22,759	30,953
Food and beverage	11,699	14,257
Other	2,881	3,782
Gross revenues	62,690	81,339
Promotional allowances	(5,616)	(7,345)
Net revenues	57,074	73,994

Operating costs and expenses:
Casino	17,415	20,420
Hotel	9,402	10,566
Food and beverage	8,637	9,068
Other	456	284
Selling, general and administrative	15,702	18,974
Depreciation and amortization	10,184	8,801
	61,796	68,113

Operating income (loss)	(4,722)	5,881

Interest expense, net	(9,298)	(17,891)
Pre-tax loss	(14,020)	(12,010)
Provision for income taxes	—	—
Net loss including noncontrolling interest	(14,020)	(12,010)
Net loss attributable to noncontrolling interest	(1,597)	(1,802)
Net loss attributable to BH/RE, L.L.C.	$(12,423)	$(10,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss including noncontrolling interest	$(14,020)	$(10,208)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,184	8,801
Amortization of debt discount and issuance costs	—	2,090
Decease in value of interest rate cap	27	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(3,224)	6,484
Receivables, net	2,224	1,344
Inventories and prepaid expenses	1,273	(1,319)
Deposits and other current assets	—	52
Due to affiliates	153	835
Accounts payable	99	(2,063)
Accrued payroll and related	1,643	276
Accrued expenses	(831)	(633)
Deposits and other current liabilities	(1,146)	(213)
Accrued interest	(184)	(1,273)
Long term deposits and other assets	370	647
Net cash (used in) provided by operating activities	(3,432)	3,018
Cash flows from investing activities:
Purchases of property and equipment	(724)	(17,752)
Restricted cash and cash equivalents	(697)	16,719
Net cash used in investing activities	(1,421)	(1,033)
Cash flows from financing activities:
Payments under CUP financing	(474)	(424)
Net cash used in financing activities	(474)	(424)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(5,327)	1,561
Balance, beginning of period	23,881	21,468
Balance, end of period	$18,554	$23,029

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$9,538	$17,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE is a holding company that owns 88.61% of EquityCo, L.L.C. (“EquityCo”). The remaining 11.39% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”) is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the “Timeshare Parcel”) that was sold to Westgate Resorts, LLP, a Florida limited partnership (“Westgate”) subject to the Timeshare Purchase Agreement, dated December 10, 2004 and modified on September 10, 2007, between OpBiz and Westgate, as more fully described below. As of March 31, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE’s voting membership interests. BH/RE’s equity membership interests were held 43.27% by BH Casino and Hospitality LLC I (“BHCH I”), 15.61% by BH Casino and Hospitality LLC II (“BHCH II” and, together with BHCH I, “BHCH”) and 41.13% by OCS Consultants, Inc. (“OCS”).

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2009, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at March 31, 2009 and December 31, 2008 was approximately $32.6 million and $29.4 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 5 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $12.0 million and $11.3 million at March 31, 2009 and December 31, 2008, respectively, which primarily includes a reserve for interest shortfalls required under the Loan Agreement.

Accounts Receivable (and Allowance for Doubtful Accounts)

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. Management estimates the allowance for doubtful accounts by applying standard reserve percentages, which are based on historical collections, to aged account balances under a specific dollar amount and specifically analyzes the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

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

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, includes the rate cap agreement in other assets on the accompanying balance sheet at fair value with any in change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Rooms	$1,412	$1,567
Food and beverage	2,090	2,429
Other	8	8
Total cost of promotional allowances	$3,510	$4,004

Players’ Club Program

 Players’ club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense and a liability related to this program as the points are earned based on historical redemption percentages. Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, casino revenues are reduced by points earned through the players’ club loyalty program. The Company accrues a liability for players’ club points that can be redeemed for cash.  In March 2009, the Company changed the structure of its players club to allow patrons who earn points to redeem those points for promotional slot play and other non-cash incentives.  The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.3 million at March 31, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $3.3 million at March 31, 2009 and $2.4 million at December 31, 2008.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $0.9 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

The Company accounts for income taxes in accordance with the provisions of  FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”, which clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Further discussion regarding the adoption of FIN 48 can be found in Note 9 to the Condensed Consolidated Financial Statements.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the “Timeshare Parcel”), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the close of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received will be used to pay the purchase price for the land and the remaining 50% will be recorded as income as received. As of March 31, 2009, the Company has a receivable balance for the sale of land of $19.2 million, $16.6 million of which is classified as long-term and at December 31, 2008 the Company has a receivable balance for the sale of land of $19.9 million, $16.9 million of which is classified as long-term in the accompanying financial statements.

Membership Interests

As of March 31, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this provision on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	March 31 2009	December 31, 2008
	(unaudited)
Casino	$14,764	$13,584
Hotel	5,249	5,999
Land sale receivable	19,188	19,918
Other	3,446	4,368
	42,647	43,869
Long-term portion of land sale receivable	(16,548)	(16,918)
Allowance for doubtful accounts	(9,606)	(8,234)
Receivables, net	$16,493	$18,717

4.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Land	$68,479	$68,479
Building and improvements	502,420	502,305
Furniture, fixtures and equipment	126,912	126,582
Construction in progress	743	464
	698,554	697,830
Accumulated depreciation	(129,971)	(119,787)
Property and equipment, net	$568,583	$578,043

Depreciation expense was approximately $10.2 million and $8.8 million for the three months ended March 31, 2009 and 2008, respectively.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
$860 million Loan Agreement	$860,000	$860,000
Northwind Aladdin obligation under capital lease	27,088	27,562
	887,088	887,562
Current portion of long-term debt	(862,059)	(2,001)
Total long-term debt, net	$25,029	$885,561

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

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (0.56% for the March 31, 2009 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

On May 7, 2009, the Borrower, Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, and Wells Fargo Bank, N.A., as Trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 entered into a third modification (the “Modification”) of the existing Loan Agreement, dated November 30, 2006, between Borrower and Column Financial, Inc. (the “Loan Agreement”).  The Modification provides for up to $9 million of the Interest Reserve Fund (as defined in the Loan Agreement) to be available to Borrower for monthly debt service.

The Loan Agreement has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Borrower must replenish the Interest Reserve Account (as defined in the Loan Agreement) to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00  and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement.  Failure to replenish the Interest Reserve Account is an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification).  A Specified Event means the occurrence of certain events, including (a) failure of the Borrower to make certain payments as required by the Modification or the Loan Agreement; (b) certain Events of Default under the Loan Agreement; and (c) an Event of Default under the Modification resulting from failure to pay amounts owed to Lender, failure to pay certain taxes, the incurrence of additional indebtedness in violation of the terms of the Loan Agreement, and the imposition of any lien encumbering the collateral of the loan (for the purpose of a Specified Event, an Event of Default means a Default (as defined in the Loan Agreement) that continues after the applicable notice and cure or grace periods under the terms of the Loan Agreement and related documents).

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the three months ended March 31, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of March 31, 2009.

As further outlined in the Modification dated May 7, 2009 within ten days after Lender’s written demand after the occurrence of a Specified Event as determined by Lender in its sole but good faith discretion, Borrower, MezzCo and TSP Owner LLC shall deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the Property (as defined in the Loan Agreement); (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property. In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of March 31, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

Energy Services Agreement

On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the “Fifth Amendment”) with Northwind Aladdin (“Northwind”), the third party that owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020.  The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 2—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz’s obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate as payments are made.  Payments under the Northwind agreement made by OpBiz total approximately $292,000 per month.

6.                                      MEMBERSHIP INTERESTS

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

BH/RE has the option to purchase all of Starwood’s membership interests in EquityCo if OpBiz is entitled to terminate the hotel management contract between OpBiz and Sheraton (see Note 7) as a result of a breach by Sheraton. Starwood can require EquityCo to purchase all of its membership interests in EquityCo if the hotel management contract is terminated for any reason other than in accordance with its terms or as the result of a breach by Sheraton. In addition, BH/RE and Starwood entered into a registration rights agreement with respect to their membership interests in EquityCo.

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to three years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 3% of the equity of MezzCo.

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

There is no compensation cost related to non-qualified stock options recognized in operating results for the three months ended March 31, 2009 and there is $3,000 of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2008.

7.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fees paid to Planet Hollywood totaled approximately $0.6 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has an 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fees paid to Starwood totaled approximately $2.1 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent).  The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.1 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.1 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Aircraft Charter Arrangements

In the ordinary course from time to time the Company utilizes the services of private aircrafts for charter.  The Company currently utilizes several different third party aircraft management/charter vendors for the provision of charter flights depending upon aircraft size, availability and location.  One or more affiliates of BH/RE have placed an owned aircraft in service with one such vendor.  From time to time, the Company may utilize the services of this vendor which may involve the affiliates owned aircraft provided that the rate charged for that aircraft shall be at arms length and fair market for similar aircraft.

8.                                      FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial assets and liabilities and January 1, 2009, for non-financial assets and liabilities. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of March 31, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included an interest rate cap contract and certain put warrants to purchase 17.5% of fully diluted equity interest in the Company. The fair value of interest rate cap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cap contract as Level 2. The Company determines the value of the put warrants using a discounted cash flow model and weekly asset volatilities of comparable companies over the past three years. Therefore, the Company has categorized these put warrants as Level 2.

In accordance with the fair value hierarchy described in SFAS No. 157 “Fair Value Measurements,” the following table shows the fair value of our financial assets and financial liabilities as of March 31, 2009:

	December 31, 2008	March 31, 2009	Level 1	Level 2	Level 3

Assets:
Interest rate cap	$26,000	$239	$—	$239	$—

Liabilities:
Put warrants	$1,537,000	$1,537,000	$—	$1,537,000	$—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Interest rate cap — The estimated fair value of our interest rate cap is based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

Put warrants — The estimated fair value of our put warrants is based on a discounted cash flow model and asset volatilities of comparable companies over the past three years.

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

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is recorded.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company accounts for income taxes in accordance with the provisions of FIN 48.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. The Company had uncertain tax benefits of $2.1million as of March 31, 2009 and December 31, 2008. The Company recognizes penalties and interest as a component of income tax expense.  Management does not expect any penalty assessment associated with the adoption of FIN 48.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

10.                               COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is subject to various litigation claims and assessments. The Company is not currently a party to any material legal proceedings.

Employment Agreements

The Company has entered into various employment agreements, as amended, with several executives. The employment agreements have initial terms of two to three years. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments. In addition, depending on the terms of the employment agreements, these executives are entitled to options to purchase between 0.2% and 3% of the equity of MezzCo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

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

Players’ Club Program

 Players’ club members earn points based on gaming activity, which can be redeemed for cash. OpBiz accrues expense and a liability related to this program as the points are earned based on historical redemption percentages. Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, casino revenues are reduced by points earned through the players’ club loyalty program. The Company accrues a liability for players’ club points that can be redeemed for cash.  In March 2009, the Company changed the structure of its players club to allow patrons who earn points to redeem those points for promotional slot play and other non-cash incentives.  The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.3 million at March 31, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $3.3 million at March 31, 2009 and $2.4 million at December 31, 2008.

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

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is recorded.

The Company accounts for income taxes in accordance with the provisions of  FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”, which clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Further discussion regarding the adoption of FIN 48 can be found in Note 9 to the Condensed Consolidated Financial Statements.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the “Timeshare Parcel”), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the close of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received will be used to pay the purchase price for the land and the remaining 50% will be recorded as income as received. As of March 31, 2009, the Company has a receivable balance for the sale of land of $19.2 million, $16.6 million of which is classified as long-term and at December 31, 2008 the Company has a receivable balance for the sale of land of $19.9 million, $16.9 million of which is classified as long-term in the accompanying financial statements.

Membership Interests

As of March 31, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this provision on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Current Economic Conditions and Comparability of Results

The outlook for the leisure and gaming industries remains highly uncertain due to a number of factors affecting consumers, including a slowdown in global economies, reduced consumer spending, and restricted credit markets. Reduced casino volumes, a reduced demand for hotel rooms and a highly competitive market driving hotel rates down have all contributed to declines in the overall Las Vegas market. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the first quarter of 2009. 2008 was the PH Resort’s first full year of operation as a rebranded property. We believe that first quarter 2009 operating results were negatively impacted by the current market conditions and that we will continue to experience lower than historical hotel occupancy, room rates and casino volumes in 2009. As a result, we have increasingly focused on efficiency initiatives to control expenses and improve performance. We are continually reviewing the costs and marketing opportunities to ensure maximum operating performance in the face of the current economic conditions.

The following table highlights the results of operations for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2009	2008	Change

Net revenues	$57,074	$73,994	(22.9)%
Operating expenses:
Casino	17,415	20,420	(14.7)%
Hotel	9,402	10,566	(11.0)%
Food and beverage	8,637	9,068	(4.8)%
Other	456	284	60.6%
Selling, general and administrative	15,702	18,974	(17.2)%
Depreciation and amortization	10,184	8,801	15.7%
Operating (loss) income	$(4,722)	$5,881	(180.3)%

Net revenues for the three months ended March 31, 2009 decreased when compared to the three months ended March 31, 2008. We believe that our revenues for the three months ended March 31, 2009 have been negatively impacted by the weakened United States economy. Disruptions in the housing and stock markets, high travel costs, along with declines in the Las Vegas market due to decreased visitor volume and lower customer spending per trip have and may continue to adversely impact our revenues. We have and will continue to aggressively monitor and reduce expenses to improve operating margins during 2009.

The following table highlights the various sources of our revenues and expenses for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three months ended March 31,		Percent
	2009	2008	Change

Casino revenues	$25,351	$32,347	(21.6)%
Casino expenses	17,415	20,420	(14.7)%
Margin	31.3%	36.9%

Hotel revenues	$22,759	$30,953	(26.5)%
Hotel expenses	9,402	10,566	(11.0)%
Margin	58.7%	65.9%

Food and beverage revenues	$11,699	$14,257	(17.9)%
Food and beverage expenses	8,637	9,068	(4.8)%
Margin	26.2%	36.4%

Other revenues	$2,881	$3,782	(23.8)%
Other expenses	456	284	60.6%
Margin	84.2%	92.5%

Selling, general and administrative expenses	$15,702	$18,974	(17.2)%
Percent of net revenues	27.5%	25.6%

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

Casino revenues decreased 21.6% to $25.4 million for the three months ended March 31, 2009, as compared to $32.3 million for the three months ended March 31, 2008. Table games revenue for the three months ended March 31, 2009, decreased by approximately $3.7 million or 27.4% when compared to the three months ended March 31, 2008. The decline in table revenue was due to a combination of a decline in drop which was $6.7 million or 8.4% less than the same three month period in 2008 and a lower than anticipated hold.  Overall table hold for the first quarter of 2009 was 13.4% compared to 16.9% in the first quarter of 2008.  Slot revenue for the three months ended March 31, 2009 decreased approximately $3.4 million when compared to the same three month period in prior year. Overall slot win percent was 8.5% in the first quarter 2009 compared to 7.6% in the first quarter of 2008 but slot handle for the three months ended March 31, 2009 decreased $66.7 million or 24.4% when compared to the same three month period in prior year.  Combined revenues from the race and sports book and poker for the three months ended March 31, 2009 increased by 2.5% when compared to the three month period ended March 31, 2008 mainly due to a better hold on sporting events.

Casino expenses decreased 14.7% to $17.4 million for the three months ended March 31, 2009, as compared to $20.4 million for the three months ended March 31, 2008. The casino operating margin decreased 5.6% when comparing the same three month periods.  The operating margin decline is commensurate with an increase in marketing costs necessary to attract casino customers in the current economic operating environment.

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

Hotel revenues of $22.8 million for the three months ended March 31, 2009 were 26.5% lower than the three months ended March 31, 2008 driven by a decline in both occupancy and average daily room rate. Hotel occupancy decreased 9.5 percentage points to 85.1% for the three months ended March 31, 2009 compared to 94.5% for the three months ended March 31, 2008. Approximately 1,008 rooms were out of service for renovation in the first quarter of 2008 resulting in more rooms available for sale for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.  Average daily room rates decreased to $115 for the three months ended March 31, 2009 compared to $144 for the three months ended March 31, 2008.  Las Vegas visitor volume, room occupancy and average daily rate are all down in the first quarter of 2009 when compared to the first quarter of 2008 and as a result, many of the Strip properties are reducing room rate to maintain occupancy.  The decline in average daily room rate at the PH Resort is indicative of the rate reductions necessary to remain competitive in the current economic operating environment.   Additionally, we have experienced cancellations and attrition in the higher rated convention segment as the economic slowdown continues to reduce the demand for business travel.

Hotel expenses decreased 11.0% to $9.4 million for the three months ended March 31, 2009, as compared to $10.6 million for the three months ended March 31, 2008. Operating margin decreased 7.2% for the three month period ended March 31, 2009 when compared to the same three month period in the previous year.  We continue to focus on expense savings initiatives to maximize profitability in reaction to the reductions in average daily rate and occupancy.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 17.9% to $11.7 million for the three months ended March 31, 2009, as compared to $14.3 million for the three months ended March 31, 2008. Food revenue decreased 25.9% when compared to the same three month period in the previous year while beverage revenue declined 15.1%.  The PH Resort operates Starbucks, the Spice Market Buffet, room service, the pool café, banquets and the casino bars.  The remaining food outlets are leased to third party operators.  The food and beverage revenue declines are mainly attributable to a reduction in buffet covers and banquet revenue.  Banquet revenue declines are the direct result of the decline in convention business in the hotel and continued reductions in consumer spending.

Food and beverage expenses decreased 4.8% to $8.6 million for the three months ended March 31, 2009, as compared to $9.1 million for the three months ended March 31, 2008. Operating margin decreased 10.2% when compared to the same three month period in previous year.

Other

Other revenue includes tenant income, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest. Tenant income also includes a portion of the marketing fees received from Westgate based on sales of timeshare units.

Other revenues decreased 23.8% to $2.9 million for the three months ended March 31, 2009, as compared to $3.8 million for the three months ended March 31, 2008. The decrease in other revenue is primarily due to the decrease in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against the land receivable.

Other expenses increased 60.6% to $0.5 million for the three months ended March 31, 2009, as compared to $0.3 million for the three months ended March 31, 2008.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 17.2% to $15.7 million for the three months ended March 31, 2009, as compared to $19.0 million for the three months ended March 31, 2008.  As a percentage of net revenue, SG&A expenses increased to 27.5% for the three months ended March 31, 2009 as compared to 25.6% for the three months ended March 31, 2008.  We continued to focus on operating expense reductions in the SG&A divisions as well as the operating departments in an effort to maximize profitability during these challenging economic times.

Depreciation and Amortization

Depreciation and amortization expense of $10.2 million for the three months ended March 31, 2009 increased when compared to $8.8 million in expense for the three months ended March 31, 2008. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense decreased to $9.3 million for the three months ended March 31, 2009, as compared to $17.9 million for the three months ended March 31, 2008. The decrease in interest expense is directly related to the reduction in the interest rates.

Liquidity and Capital Resources

During the three months ended March 31, 2009, we utilized cash flows from operating activities of approximately $3.4 million and had a balance of $18.6 million in cash and cash equivalents as of March 31, 2009. We also had current restricted cash and cash equivalents of approximately $32.6 million and long-term restricted cash and cash equivalents of approximately $12.0 million at March 31, 2009. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds held in an interest reserve which will be released once certain debt service coverage ratios are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for 2009 are expected to include (i) approximately $6.2 million for maintenance capital expenditures or replacement furniture, fixtures and equipment (ii) up to approximately $30.9 million in interest payments on our debt (iii) approximately $2.6 million in payments to Northwind under the Energy Services Agreement and (iv) a $2.1 million fee required to exercise the second extension of the Loan.

We believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and cash made available under the Modification to the Loan Agreement will be adequate to meet the anticipated working capital and capital expenditure obligations of OpBiz through at least December 2009.  To the extent that cash is drawn under the Modification to the Loan Agreement that cannot be replenished from subsequent monthly operations, that cash and a contribution sufficient to bring the Interest Reserve Account to a level sufficient to cover the interest reserve test (as fully defined in the Loan Agreement) will be required to exercise the next extension.  The required debt service coverage ratio for the next extension period is 1.05:1.00.   As detailed in the Description of Certain Indebtedness below, operating income for the three months ended March 31, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth in the Modification in order to exercise the second extension option.  Failure to replenish the Interest Reserve Account is an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification).

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

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (0.56% for the March 31, 2009 interest payment) plus 3.25% with a ..25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

On May 7, 2009, the Borrower, Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, and Wells Fargo Bank, N.A., as Trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 entered into a third modification (the “Modification”) of the existing Loan Agreement, dated November 30, 2006, between Borrower and Column Financial, Inc. (the “Loan Agreement”).  The Modification provides for up to $9 million of the Interest Reserve Fund (as defined in the Loan Agreement) to be available to Borrower for monthly debt service.  The Loan Agreement has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Borrower must replenish the Interest Reserve Account (as defined in the Loan Agreement) to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00  and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement.  Failure to replenish the Interest Reserve Account is an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification).  A Specified Event means the occurrence of certain events, including (a) failure of the Borrower to make certain payments as required by the Modification or the Loan Agreement; (b) certain Events of Default under the Loan Agreement; and (c) an Event of Default under the Modification resulting from failure to pay amounts owed to Lender, failure to pay certain taxes, the incurrence of additional indebtedness in violation of the terms of the Loan Agreement, and the imposition of any lien encumbering the collateral of the loan (for the purpose of a Specified Event, an Event of Default means a Default (as defined in the Loan Agreement) that continues after the applicable notice and cure or grace periods under the terms of the Loan Agreement and related documents).

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the three months ended March 31, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of March 31, 2009.

As further outlined in the Modification dated May 7, 2009 within ten days after Lender’s written demand after the occurrence of a Specified Event as determined by Lender in its sole but good faith discretion, Borrower, MezzCo and TSP Owner LLC shall deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the Property (as defined in the Loan Agreement); (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property. In order to permit the Lender to foreclose on the Hotel and Casino separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the real property comprising the Hotel and Casino (the “Property”) was transferred from OpBiz to PH Fee Owner. OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the Hotel in the manner it had been and to pay monthly rent of approximately $916,000. OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the Casino in the manner it had been and to pay monthly rent of approximately $1,160,000.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of March 31, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

Energy Services Agreement

On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the “Fifth Amendment”) with Northwind Aladdin (“Northwind”), the third party that owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020.  The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 2—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz’s obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate as payments are made.  Payments under the Northwind agreement made by OpBiz total approximately $292,000 per month.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at March 31, 2009 would increase the annual interest cost by approximately $8.6 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BH/RE, L.L.C.

May 15, 2009	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.