Form 10-Q
period 2009-06-30
BH RE LLC
filed 2009-08-14
CIK 1281657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,093	$23,881
Receivables, net	20,072	18,717
Inventories	2,223	2,498
Prepaid expenses	5,125	7,935
Deposits and other current assets	164	164
Restricted cash and cash equivalents	35,437	29,366
Total current assets	79,114	82,561

Property and equipment, net	559,105	578,043
Restricted cash and cash equivalents	6,351	11,284
Land receivable	16,049	16,918
Other assets, net	681	244
Total assets	$661,300	$689,050

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$862,118	$2,001
Accounts payable	4,065	3,549
Accrued payroll and related	10,423	10,786
Accrued interest payable	6,747	6,827
Accrued taxes	2,468	2,422
Accrued expenses	8,546	8,881
Deposits	4,395	4,587
Other current liabilities	4,022	4,512
Due to affiliates	3,523	1,773
Total current liabilities	906,307	45,338

Long-term debt, less current portion	24,481	885,561
Other long-term liabilities	1,537	1,537
Total liabilities	932,325	932,436

Members’ equity (deficit):
Equity	34,200	34,200
Accumulated deficit	(277,984)	(253,493)
BH/RE, L.L.C. deficit	(243,784)	(219,293)
Noncontrolling members’ deficit	(27,241)	(24,093)
Total members’ equity (deficit)	(271,025)	(243,386)
Total liabilities and members’ equity (deficit)	$661,300	$689,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(unaudited)	(unaudited)

Operating revenues:
Casino	$28,336	$30,965
Hotel	22,839	30,363
Food and beverage	12,700	13,781
Other	3,318	4,071
Gross revenues	67,193	79,180
Promotional allowances	(6,606)	(6,954)
Net revenues	60,587	72,226

Operating costs and expenses:
Casino	18,715	18,980
Hotel	9,448	10,764
Food and beverage	8,870	9,614
Other	466	765
Selling, general and administrative	17,313	21,038
Depreciation and amortization	10,212	9,215
	65,024	70,376

Operating (loss) income	(4,437)	1,850

Interest expense, net	(9,182)	(16,203)
Pre-tax loss	(13,619)	(14,353)
Provision for income taxes	—	—
Net loss including noncontrolling interest	(13,619)	(14,353)
Net loss attributable to noncontrolling interest	(1,551)	(2,153)
Net loss attributable to BH/RE, L.L.C.	$(12,068)	$(12,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)

Operating revenues:
Casino	$53,687	$63,312
Hotel	45,598	61,316
Food and beverage	24,400	28,038
Other	6,198	7,853
Gross revenues	129,883	160,519
Promotional allowances	(12,221)	(14,300)
Net revenues	117,662	146,219

Operating costs and expenses:
Casino	36,130	39,400
Hotel	18,849	21,330
Food and beverage	17,507	18,683
Other	922	1,048
Selling, general and administrative	33,016	40,012
Depreciation and amortization	20,396	18,016
	126,820	138,489

Operating (loss) income	(9,158)	7,730

Interest expense, net	(18,481)	(34,094)
Pre-tax loss	(27,639)	(26,364)
Provision for income taxes	—	—
Net loss including noncontrolling interest	(27,639)	(26,364)
Net loss attributable to noncontrolling interest	(3,148)	(3,955)
Net loss attributable to BH/RE, L.L.C.	$(24,491)	$(22,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss including noncontrolling interest	$(27,639)	$(26,364)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,396	18,016
Amortization of debt discount and issuance costs	155	4,181
Decease in value of interest rate cap	26	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(6,071)	4,423
Receivables, net	(1,355)	756
Inventories and prepaid expenses	3,085	163
Deposits and other current assets	—	52
Due to affiliates	1,750	582
Accounts payable	516	(2,552)
Accrued payroll and related	(363)	(763)
Accrued expenses	(289)	(1,196)
Deposits and other current liabilities	(682)	(618)
Accrued interest	(80)	(1,300)
Long term deposits and other assets	869	2,244
Net cash (used in) provided by operating activities	(9,682)	(2,376)
Cash flows from investing activities:
Purchases of property and equipment	(1,458)	(15,887)
Restricted cash and cash equivalents	4,933	17,281
Net cash provided by investing activities	3,475	1,394
Cash flows from financing activities:
Payments under CUP financing	(963)	(859)
Financing fees	(618)	—
Net cash used in financing activities	(1,581)	(859)
Cash and cash equivalents:
(Decrease) in cash and cash equivalents	(7,788)	(1,841)
Balance, beginning of period	23,881	21,468
Balance, end of period	$16,093	$19,627

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$18,633	$31,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 88.61% of EquityCo, L.L.C. (“EquityCo”). The remaining 11.39% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”) is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the “Timeshare Parcel”) that was sold to Westgate Resorts, LLP, a Florida limited partnership (“Westgate”) subject to the Timeshare Purchase Agreement, dated December 10, 2004 and modified on September 10, 2007, between OpBiz and Westgate, as more fully described in Note 3. As of June 30, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE’s voting membership interests. BH/RE’s equity membership interests were held 43.27% by BH Casino and Hospitality LLC I (“BHCH I”), 15.61% by BH Casino and Hospitality LLC II (“BHCH II” and, together with BHCH I, “BHCH”) and 41.13% by OCS Consultants, Inc. (“OCS”).

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

Interim Financial Statements (unaudited)

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2009, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

2.                                      LIQUIDITY AND FINANCIAL POSITION

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern. A summary of the Company’s current financial position and liquidity and management’s plans in regard to these matters is described below.

The Company has significant indebtedness and significant financial commitments in 2009. As of June 30, 2009, the Company had approximately $886.6 million of total debt. The Company is uncertain as to whether it will be able to generate cash flows from operations to fund its 2009 financial commitments and cannot provide any assurances that it will be able to raise additional capital to fund its anticipated expenditures in 2009.  Substantially all of the Company’s debt is an $860 million commercial mortgage which has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Interest Reserve Account (as defined in the Loan Agreement) must be replenished to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00  and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement.  If the Company does not exercise the second extension option, the Loan will mature on December 9, 2009.  At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the six months ended June 30, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of June 30, 2009.

Absent a capital contribution from the members of EquityCo, an equity investment by third parties or a restructuring of the Loan Agreement, we do not believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and cash made available under the Modification to the Loan Agreement will be adequate to meet the anticipated working capital and debt service obligations of OpBiz through December 31, 2009, including interest payments due on the Loan for upcoming monthly payments.  The Loan Agreement is a commercial mortgage. As such, the Loan Agreement as amended and the EquityCo subsidiary corporate structures and operating agreements (including bankruptcy remote entities) restrict the ability of OpBiz and PH Fee Owner to file a voluntary petition for relief under the bankruptcy code.  Additionally, as detailed in Note 6 – Long-Term Debt, in connection with the execution of the Loan, the Guarantors executed guarantees against certain actions including a voluntary or collusive bankruptcy filing.  As currently structured, the Loan Agreement requires that a contribution sufficient to bring the Interest Reserve Account to a level sufficient to cover the interest reserve test (as fully defined in the Loan Agreement) will be required to exercise the next extension.  If the Company is not able to exercise the second extension option, the Loan will mature on December 9, 2009.  The Company is currently seeking a modification of the Loan Agreement and access to funds in the Interest Reserve Account, as well as additional capital investments to satisfy the requirements necessary to exercise the second extension option or otherwise defer maturity of the Loan and to provide funds to pay upcoming monthly interest payments.  Failure to maintain sufficient cash flow to fund operations within the parameters defined in the Loan, failure to replenish the Interest Reserve Account or failure to pay any portion of the Debt (as defined in the Loan Agreement) when due is each an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification).  As described in Note 6 – Long-Term Debt,  the Modification requires us, within ten days after Lender’s written demand after the occurrence of a Specified Event to deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the Property (as defined in the Loan Agreement); (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property.

There can be no assurance the Lender will agree to modify the Loan Agreement, will make funds in the Interest Reserve Account available or that we will receive additional capital from the members of EquityCo or third parties.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

3.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at June 30, 2009 and December 31, 2008 was approximately $35.4 million and $29.4 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 6 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $6.4 million and $11.3 million at June 30, 2009 and December 31, 2008, respectively, which primarily includes a reserve for interest shortfalls required under the Loan Agreement.

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

Property and equipment are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.  As a result of the continuing economic downturn and constrained capital markets which have negatively impacted the Las Vegas economy and the Company’s operating results, the Company determined that its property and equipment should be evaluated for impairment.  Using an estimate of undiscounted future cash flows, which exceeded the carrying value of property and equipment, the Company determined that no impairment should be recognized.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change, we may be required to record impairment charges.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 6. Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The Company accounts for its derivative activity in accordance with SFAS No. 133 and accordingly, includes the rate cap agreement in other assets on the accompanying balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rooms	$1,835	$1,713	$3,247	$3,280
Food and Beverage	2,323	2,164	4,413	4,593
Other	22	14	30	22
Total cost of promotional allowances	$4,180	$3,891	$7,690	$7,895

Players’ Club Program

Players’ club members earn points based on gaming activity. OpBiz accrues a liability for players’ club points that can be redeemed for cash as the points are earned based on historical redemption percentages in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, casino revenues are reduced by points earned through the players’ club loyalty program. In March 2009, the Company changed the structure of its players club to allow patrons who earn points to redeem those points for promotional slot play and other non-cash incentives.  The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.3 million at June 30, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $3.2 million at June 30, 2009 and $2.4 million at December 31, 2008.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.2 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and $4.5 million and $6.9 million for the three and six months ended June 30, 2008, respectively.

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

The Company accounts for income taxes in accordance with the provisions of  FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), which clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  See Note 10 — Income Taxes.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the “Timeshare Parcel”), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the closing of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received are used to pay the purchase price for the land and the remaining 50% is recorded as income as received. As of June 30, 2009, the Company has a receivable balance for the sale of land of $18.7 million, $16.0 million of which is classified as long-term and at December 31, 2008 the Company has a receivable balance for the sale of land of $19.9 million, $16.9 million of which is classified as long-term in the accompanying financial statements.

Membership Interests

As of June 30, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Management evaluated the activity of BH/RE through August 14, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

4.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	June 30 2009	December 31, 2008
	(unaudited)
Casino	$16,870	$13,584
Hotel	6,329	5,999
Land sale receivable	18,689	19,918
Other	4,595	4,368
	46,483	43,869
Long-term portion of land sale receivable	(16,049)	(16,918)
Allowance for doubtful accounts	(10,362)	(8,234)
Receivables, net	$20,072	$18,717

5.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Land	$68,479	$68,479
Building and improvements	502,536	502,305
Furniture, fixtures and equipment	127,427	126,582
Construction in progress	847	464
	699,289	697,830
Accumulated depreciation	(140,184)	(119,787)
Property and equipment, net	$559,105	$578,043

Depreciation expense was approximately $10.2 million and $20.4 million for the three and six months ended June 30, 2009, respectively, and $9.2 million and $18.0 million for the three and six months ended June 30, 2008, respectively.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
$860 million Loan Agreement	$860,000	$860,000
Northwind Aladdin obligation under capital lease	26,599	27,562
	886,599	887,562
Current portion of long-term debt	(862,118)	(2,001)
Total long-term debt, net	$24,481	$885,561

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

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (0.32% for the June 30, 2009 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the three and six months ended June 30, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of June 30, 2009.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of June 30, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

Energy Services Agreement

On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the “Fifth Amendment”) with Northwind Aladdin (“Northwind”), the third party that owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020.  The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 3—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz’s obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate as payments are made.  Payments under the Northwind agreement made by OpBiz total approximately $292,000 per month.

7.                                      MEMBERSHIP INTERESTS

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

BH/RE owns 88.61% of the membership interests in EquityCo and Starwood owns 11.39%. OpBiz is a wholly owned subsidiary of EquityCo. BH/RE and Starwood made total equity contributions of $20 million each in EquityCo to fund the costs of the planned renovations to the Aladdin. Starwood’s equity interest in EquityCo is reflected as non controlling interest in the accompanying consolidated financial statements.

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

In accordance with the provisions of  SFAS No. 123(R), “Share-Based Payments” the Company recognizes compensation cost relating to share-based payment transactions in the operating expenses. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of the equity award) on a straight-line basis. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

There is no compensation cost related to non-qualified stock options recognized in operating results for the three or six months ended June 30, 2009 and there is $3,000 of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and six months ended June 30, 2008.

8.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fee expenses related to the Planet Hollywood Licensing Agreement totaled approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2009, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has an 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fee expenses related to the Starwood management contract totaled approximately $2.2 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively, and $4.3 million and $5.2 million for the six months ended June 30, 2009 and 2008, respectively.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent).  The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Planet Dailies totaled approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2009, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rent received from Earl of Sandwich totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2009, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008.

Earl of Sandwich is wholly and indirectly owned by a trust for the benefit of Mr. Earl’s children. Mr. Earl disclaims beneficial ownership of any equity of Earl of Sandwich owned by the trust.

Guaranty Agreement

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (see Note 6.—Long-Term Debt). In exchange for executing the Guaranty, OpBiz and PH Fee Owner agreed to pay Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued and only payable once OpBiz achieves certain debt service coverage ratios defined in the Loan Agreement.

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

9.                                      FAIR VALUE MEASUREMENTS

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

As of June 30, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included an interest rate cap contract and certain put warrants to purchase 17.5% of fully diluted equity interest in the Company. The fair value of interest rate cap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cap contract as Level 2. The Company determines the value of the put warrants using a discounted cash flow model which is based primarily on projected future cash flows and asset volatilities of comparable companies. Therefore, the Company has categorized these put warrants as Level 3.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities as of June 30, 2009:

	December 31, 2008	June 30, 2009	Level 1	Level 2	Level 3

Assets:
Interest rate cap	$26,000	$18	$—	$18	$—

Liabilities:
Put warrants	$1,537,000	$1,537,000	$—	$—	$1,537,000

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

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash Equivalents

The fair value of the Company’s cash equivalents approximates their carrying value due to the short maturity of the cash equivalents.

Accounts Receivable

The fair value of the Company’s casino and hotel receivable approximates their carrying value as they are non-interest bearing and due to their short maturity.

Land Receivable

The Company did not estimate the fair value of land receivable as the Company determined, in accordance with SFAS 107, that it is not practicable to estimate the fair value of its land receivable.  Under the Timeshare Purchase Agreement, the Company receives fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. The fees are received monthly and equal to 9% of total timeshare sales. The carrying value of the land receivable at June 30, 2009 and December 31, 2008 were approximately $18.7 million and $19.9 million, respectively.

Long-term Debt

The fair value of the Company’s long-term debts approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s capital lease approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,093	$16,093	$23,881	$23,881
Accounts Receivable	20,072	20,072	18,717	18,717
Land Receivable	18,689	18,689	19,918	19,918

Financial liabilities:
Long-Term debt	886,599	886,599	887,562	887,562

10.                               INCOME TAXES

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

As discussed in Note 3 to the condensed consolidated financial statements, the Company accounts for income taxes in accordance with the provisions of FIN 48.  Upon the adoption of FIN 48, the Company reclassified the uncertain tax benefits as required and reclassified a portion of the existing allowance. Accordingly, there has been no adjustment to retained earnings recorded as a result of the FIN 48 reclassifications. The Company had uncertain tax benefits of $2.1 million as of June 30, 2009 and December 31, 2008. The Company recognizes penalties and interest as a component of income tax expense.  Management does not expect any penalty assessment associated with the adoption of FIN 48.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008.

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

Property and equipment are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. As a result of the continuing economic downturn and constrained capital markets which have negatively impacted the Las Vegas economy and the Company’s operating results, the Company determined that its property and equipment should be evaluated for impairment.  Using an estimate of undiscounted future cash flows, which exceeded the carrying value of property and equipment, the Company determined that no impairment should be recognized.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change, we may be required to record impairment charges.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Both SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 require that the warrants be recognized as liabilities, with changes in fair value affecting net income. See “Note 6. Long-Term Debt.”

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

Players’ Club Program

Players’ club members earn points based on gaming activity. OpBiz accrues a liability for players’ club points that can be redeemed for cash as the points are earned based on historical redemption percentages in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, casino revenues are reduced by points earned through the players’ club loyalty program. In March 2009, the Company changed the structure of its players club to allow patrons who earn points to redeem those points for promotional slot play and other non-cash incentives.  The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.3 million at June 30, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $3.2 million at June 30, 2009 and $2.4 million at December 31, 2008.

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

The Company accounts for income taxes in accordance with the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), which clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort to Westgate (the “Timeshare Parcel”), who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the closing of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received are used to pay the purchase price for the land and the remaining 50% is recorded as income as received. As of June 30, 2009, the Company has a receivable balance for the sale of land of $18.7 million, $16.0 million of which is classified as long-term and at December 31, 2008 the Company had a receivable balance for the sale of land of $19.9 million, $16.9 million of which was classified as long-term in the accompanying financial statements.

Membership Interests

As of June 30, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data required pursuant to SFAS No. 128, “Earnings Per Share,” because management believes that such disclosures would not be meaningful to the financial statement presentation.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Management evaluated the activity of BH/RE through August 14, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Results of Operations

Current Economic Conditions and Comparability of Results

The outlook for the leisure and gaming industries remains highly uncertain due to a number of factors affecting consumers, including a slowdown in global economies, reduced consumer spending, and restricted credit markets. Reduced casino volumes, a reduced demand for hotel rooms and a highly competitive market driving hotel rates down have all contributed to declines in the overall Las Vegas market. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the second quarter of 2009. 2008 was the PH Resort’s first full year of operation as a rebranded property. We believe that second quarter 2009 operating results were negatively impacted by the current market conditions and that we will continue to experience lower than historical hotel occupancy, room rates and casino volumes in 2009. As a result, we have increasingly focused on efficiency initiatives to control expenses and improve performance. We are continually reviewing the costs and marketing opportunities to ensure maximum operating performance in the face of the current economic conditions.

The following table highlights the results of operations for the three and six months ended June 30, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Net Revenues	$60,587	$72,226	(16.1)%	$117,662	$146,219	(19.5)%
Operating Expenses:
Casino	18,715	18,980	(1.4)%	36,130	39,400	(8.3)%
Hotel	9,448	10,764	(12.2)%	18,849	21,330	(11.6)%
Food and Beverage	8,870	9,614	(7.7)%	17,507	18,683	(6.3)%
Other	466	765	(39.1)%	922	1,048	(12.0)%
Selling, general and administrative	17,313	21,038	(17.7)%	33,016	40,012	(17.5)%
Depreciation and amortization	10,212	9,215	10.8%	20,396	18,016	13.2%
Operating (Loss) Income	$(4,437)	$1,850	(339.8)%	$(9,158)	$7,730	(218.5)%

Net revenues for the three and six months ended June 30, 2009 decreased when compared to the three and six months ended June 30, 2008. We believe that our revenues for the three and six months ended June 30, 2009 have been negatively impacted by the weakened United States economy. Disruptions in the housing and stock markets, high travel costs, along with declines in the Las Vegas market due to decreased visitor volume and lower customer spending per trip have and may continue to adversely impact our revenues. We have and will continue to aggressively monitor and reduce expenses to improve operating margins during 2009.

The following table highlights the various sources of our revenues and expenses for the three and six months ended June 30, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2009	2008	Change	2009	2008	Change
Casino revenues	$28,336	$30,965	(8.5)%	$53,687	$63,312	(15.2)%
Casino expenses	18,715	18,980	(1.4)%	36,130	39,400	(8.3)%
Margin	34.0%	38.7%		32.7%	37.8%
Hotel revenues	$22,839	$30,363	(24.8)%	$45,598	$61,316	(25.6)%
Hotel expenses	9,448	10,764	(12.2)%	18,849	21,330	(11.6)%
Margin	58.6%	64.5%		58.7%	65.2%
Food and beverage revenues	$12,700	$13,781	(7.8)%	$24,400	$28,038	(13.0)%
Food and beverage expenses	8,870	9,614	(7.7)%	17,507	18,683	(6.3)%
Margin	30.2%	30.2%		28.3%	33.4%
Other revenues	$3,318	$4,071	(18.5)%	$6,198	$7,853	(21.1)%
Other expenses	466	765	(39.1)%	922	1,048	(12.0)%
Margin	86.0%	81.2%		85.1%	86.7%
Selling, general and administrative expenses	$17,313	$21,038	(17.7)%	$33,016	$40,012	(17.5)%
% of revenue	25.8%	26.6%		25.4%	24.9%

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

Casino revenues decreased 8.5% to $28.3 million for the three months ended June 30, 2009, as compared to $31.0 million for the three months ended June 30, 2008. Table games revenue for the three months ended June 30, 2009, decreased by approximately $0.3 million or 2.6% when compared to the three months ended June 30, 2008. Table drop for the three months ended June 30, 2009 decreased $1.5 million or 2.0% when compared to the same three month period in the prior year. Overall table hold for the three months ended June 30, 2009 was 16.1% compared to 15.4% for the three months ended June 30, 2008.  Relationship marketing efforts, focused promotional efforts and a slightly higher hold percentage allowed us to maintain fairly consistent table revenue despite the continued operating challenges presented by market conditions.  Slot revenue for the three months ended June 30, 2009 decreased approximately $2.3 million when compared to the same three month period in prior year. Overall slot win percent was 8.4% for the three months ended June 30, 2009 compared to 8.3% for the three months ended June 30, 2008. Slot handle for the three months ended June 30, 2009 decreased $30.0 million or 11.7% when compared to the same three month period in the prior year. Decreases in occupied hotel rooms, visitor volume and spend per visitor contributed to the decline in slot handle and revenue.  Second quarter initiatives in slots included a reconfiguration of the gaming floor designed to enhance trial visitation from strip pedestrian traffic and increase the length of stay for rated slot players.  Combined revenues from the race and sports book and poker for the three months ended June 30, 2009 increased by 2.4% when compared to the three month period ended June 30, 2008 mainly due to a better hold on sporting events.

Casino expenses decreased 1.4% to $18.7 million for the three months ended June 30, 2009, as compared to $19.0 million for the three months ended June 30, 2008. The casino operating margin decreased 4.7% when comparing the same three month periods.  Targeted marketing expenses focused on attracting and retaining casino customers through expansion of loyalty programs and promotional activities, along with successful administrative expense reduction plans, led to the overall expense reduction for the quarter.

Casino revenues decreased 15.2% to $53.7 million for the six months ended June 30, 2009, as compared to $63.3 million for the six months ended June 30, 2008. Table games revenue for the six months ended June 30, 2009 decreased by approximately $3.5 million or 14.0% when compared to the six months ended June 30, 2008. Table drop for the six months ended June 30, 2009 decreased $8.2 million or 5.3% when compared to the same six month period in the prior year. Overall table hold for the six months ended June 30, 2009 was 14.7% compared to 16.2% for the six months ended June 30, 2008.  Reduced visitor volumes and reduced wagering per visitor as well as a lower hold percent in the first quarter of 2009 contributed to the decline in table revenues.  Slot revenue for the six months ended June 30, 2009 decreased approximately $5.6 million when compared to the same six month period in the prior year. Overall slot win percent was 8.4% for the six months ended June 30, 2009 compared to 7.9% for the six months ended June 30, 2008. Slot handle for the six months ended June 30, 2009 decreased $96.2 million 18.3% when compared to the same six month period in the prior year. Decreases in occupied hotel rooms, visitor volume and spend per visitor contributed to the decline in slot handle and revenue. Combined revenues from the race and sports book and poker increased by 2.4% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The increase is mainly due to a better hold on sporting events wagering.

Casino expenses decreased 8.3% to $36.1 million for the six months ended June 30, 2009, as compared to $39.4 million for the six months ended June 30, 2008. Operating margin decreased 5.1% when comparing the same six month periods.  We continue to focus on expense reduction plans and targeted customer reinvestment expense promotions in the casino division.

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

Hotel revenues of $22.8 million for the three months ended June 30, 2009 were 24.8% lower than the three months ended June 30, 2008 driven by a decline in both occupancy and average daily room rate. Hotel occupancy decreased 5.4 percentage points to 91.6% for the three months ended June 30, 2009 compared to 97.0% for the three months ended June 30, 2008. There were approximately 8,377 more room nights available in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 due to the completion of the room renovation project that was underway in 2008.  Average daily room rates decreased to $96 for the three months ended June 30, 2009 compared to $136 for the three months ended June 30, 2008.  Las Vegas visitor volume, room occupancy and average daily rate are all down in the second quarter of 2009 when compared to the second quarter of 2008 and as a result, many of the Strip properties are reducing room rate to maintain occupancy.  The decline in average daily room rate at the PH Resort is indicative of the rate reductions necessary to remain competitive in the current economic operating environment.  Additionally, we have experienced cancellations and attrition in the higher rated convention segment as the economic slowdown continues to reduce the demand for business travel.

Hotel expenses decreased 12.2% to $9.4 million for the three months ended June 30, 2009, as compared to $10.8 million for the three months ended June 30, 2008. Operating margin decreased 5.9% for the three month period ended June 30, 2009 when compared to the same three month period in the previous year.  We continue to focus on expense savings initiatives and unique marketing opportunities to maximize profitability in reaction to the reductions in average daily rate and occupancy.

Hotel revenues of $45.6 million for the six months ended June 30, 2009, were 25.6% lower that the six months ended June 30, 2008. Hotel occupancy percentage was 88.4% for the six months ended June 30, 209, as compared to 95.8% for the six months ended June 30, 2008. Average daily room rates decreased to $110 for the six months ended June 30, 2009, as compared to $142 for the six months ended June 30, 2008.

Hotel expenses decreased 11.6% to $18.9 million for the six months ended June 30, 2009, as compared to $21.3 million for the six months ended June 30, 2008. Operating margin decreased 6.5 percentage points over the same six month period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 7.8% to $12.7 million for the three months ended June 30, 2009, as compared to $13.8 million for the three months ended June 30, 2008. Food revenue decreased 17.8% when compared to the same three month period in the previous year while beverage revenue declined 1.6%.  The PH Resort operates Starbucks, the Spice Market Buffet, room service, the pool café, banquets and the casino bars.  The remaining food outlets are leased to third party operators.  The food and beverage revenue declines are mainly attributable to a reduction in buffet covers and banquet revenue.  Banquet revenue declines are the direct result of the decline in convention business in the hotel and continued reductions in consumer spending.

Food and beverage expenses decreased 7.7% to $8.9 million for the three months ended June 30, 2009, as compared to $9.6 million for the three months ended June 30, 2008. Operating margin remained consistent at 30.2% when compared to the same three month period in previous year.

Food and beverage revenues decreased 13.0% to $24.4 million for the six months ended June 30, 2009, as compared to $28.0 million for the six months ended June 30, 2008.

Food and beverage expenses decreased 6.3% to $17.5 million for the six months ended June 30, 2009, as compared to $18.7 million for the six months ended June 30, 2008. Food and beverage margins decreased 5.1 percentage points in comparing the same six month periods.

Other

Other revenue includes tenant income, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest. Tenant income also includes a portion of the marketing fees received from Westgate based on sales of timeshare units.

Other revenues decreased 18.5% to $3.3 million for the three months ended June 30, 2009, as compared to $4.1 million for the three months ended June 30, 2008, and decreased 21.1% to $6.2 million for the six months ended June 30, 2009, as compared to $7.9 million for the six months ended June 30, 2008. The decrease in other revenue is primarily due to the decrease in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against the land receivable.

Other expenses decreased 39.1% to $0.5 million for the three months ended June 30, 2009, as compared to $0.8 million for the three months ended June 30, 2008, and decreased 12.0% to $0.9 million for the six months ended June 30, 2009, as compared to $1.0 million for the six months ended June 30, 2008.

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased 17.7% to $17.3 million for the three months ended June 30, 2009, as compared to $21.0 million for the three months ended June 30, 2008.  As a percentage of net revenue, SG&A expenses decreased to 25.8% for the three months ended June 30, 2009 as compared to 26.6% for the three months ended June 30, 2008.  SG&A expenses decreased 17.5% to $33.0 million for the six months ended June 30, 2009, as compared to $40.0 million for the six months ended June 30, 2008. SG&A expenses as a percentage of revenues increased 0.5% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. Significant operating expense reduction plans that were implemented to maximize profitability at the first signs of the economic downturn continue to prove successful.

Depreciation and Amortization

Depreciation and amortization expense of $10.2 million for the three months ended June 30, 2009 increased when compared to $9.2 million in expense for the three months ended June 30, 2008. Depreciation and amortization expense of $20.4 million for the six months ended June 30, 2009 increased when compared to $18.0 million in expense for the six months ended June 30, 2008. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense decreased to $9.2 million for the three months ended June 30, 2009, as compared to $16.2 million for the three months ended June 30, 2008. Net interest expense decreased to $18.5 million for the six months ended June 30, 2009, as compared to $34.1 million for the six months ended June 30, 2008. The decrease in interest expense is directly related to the reduction in the interest rates.

Liquidity and Capital Resources

During the six months ended June 30, 2009, we utilized cash flows from operating activities of approximately $9.7 million and had a balance of $16.1 million in cash and cash equivalents as of June 30, 2009. We also had current restricted cash and cash equivalents of approximately $35.4 million and long-term restricted cash and cash equivalents of approximately $6.4 million at June 30, 2009. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. The long-term cash and cash equivalents include funds held in an interest reserve which will be released once certain debt service coverage ratios are achieved. See “Description of Certain Indebtedness” below.

Our primary remaining cash requirements for 2009 are expected to include (i) approximately $4.0 million for maintenance capital expenditures or replacement furniture, fixtures and equipment, (ii) up to approximately $16.8 million in interest payments on our debt, (iii) approximately $1.7 million in payments to Northwind under the Energy Services Agreement and (iv) a $2.1 million fee required to exercise the second extension of the Loan.

Substantially all of the Company’s debt is an $860 million commercial mortgage which has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Borrower must replenish the Interest Reserve Account (as defined in the Loan Agreement) to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00  and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement.  If the Company does not exercise the second extension option, the Loan will mature on December 9, 2009.  At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the six months ended June 30, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of June 30, 2009.

Absent a capital contribution from the members of EquityCo, an equity investment by third parties or a restructuring of the Loan Agreement, we do not believe that cash generated from operations, cash held in reserve by the lenders under the Loan Agreement and cash made available under the Modification to the Loan Agreement will be adequate to meet the anticipated working capital and debt service obligations of OpBiz through December 31, 2009, including interest payments due on the Loan for upcoming monthly payments.  The Loan Agreement is a commercial mortgage. As such, the Loan Agreement as amended and the EquityCo subsidiary corporate structures and operating agreements (including bankruptcy remote entities) restrict the ability of OpBiz and PH Fee Owner to file a voluntary petition for relief under the bankruptcy code.  Additionally, as detailed in Description of Certain Indebtedness below, in connection with the execution of the Loan, the Guarantors executed guarantees against certain actions including a voluntary or collusive bankruptcy filing.  As currently structured, the Loan Agreement requires that a contribution sufficient to bring the Interest Reserve Account to a level sufficient to cover the interest reserve test (as fully defined in the Loan Agreement) will be required to exercise the next extension.  If the Company is not able to exercise the second extension option, the Loan will mature on December 9, 2009.  The Company is currently seeking a modification of the Loan Agreement and access to funds in the Interest Reserve Account, as well as additional capital investments to satisfy the requirements necessary to exercise the second extension option or otherwise defer maturity of the Loan and to provide funds to pay upcoming monthly interest payments.  Failure to maintain sufficient cash flow to fund operations within the parameters defined in the Loan, failure to replenish the Interest Reserve Account or failure to pay any portion of the Debt (as defined in the Loan Agreement) when due is each an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification).  As described in Description of Certain Indebtedness,  the Modification requires us, within ten days after Lender’s written demand after the occurrence of a Specified Event to deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the Property (as defined in the Loan Agreement); (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property.

There can be no assurance the Lender will agree to modify the Loan Agreement, will make funds in the Interest Reserve Account available or that we will receive additional capital from the members of EquityCo or third parties.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

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

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate (0.32% for the June 30, 2009 interest payment) plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

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

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the six months ended June 30, 2009 is not sufficient to demonstrate that the Company will generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan has been reclassified to a current liability in the accompanying financial statements as of June 30, 2009.

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

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of June 30, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

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

On November 30, 2006, we entered into an Indemnification Agreement with the Investors, pursuant to which MezzCo agreed to indemnify the Investors for any losses caused by (i) lack of gaming approvals for the issuance of the A&R Warrants, (ii) lack of gaming approval for the granting of a lien by EquityCo in the equity interests in MezzCo, as described in the Pledge Agreement, and (iii) the inability of the Investors to exercise the Warrants until July 1, 2007.

The foregoing descriptions of the various agreements described above do not purport to be complete and are qualified in their entirety by reference to the agreements, which are filed herewith as exhibits, and incorporated herein by reference.

Energy Services Agreement

On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the “Fifth Amendment”) with Northwind Aladdin (“Northwind”), the third party that owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020.  The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 3—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz’s obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate as payments are made.  Payments under the Northwind agreement made by OpBiz total approximately $292,000 per month.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. See Liquidity and Capital Resources above for additional risks related to our substantial indebtedness.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at June 30, 2009 would increase the annual interest cost by approximately $8.6 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above for additional risks related to our substantial indebtedness.

ITEM 6. EXHIBITS

10.1

Third Modification Agreement dated May 7, 2009 by and among Wells Fargo Bank, N.A., as trustee for the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2, PH Fee Owner LLC,OpBiz, L.L.C., Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, and Robert Earl. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2009)

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

BH/RE, L.L.C.

August 14, 2009	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Third Modification Agreement dated May 7, 2009 by and among Wells Fargo Bank, N.A., as trustee for the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2, PH Fee Owner LLC,OpBiz, L.L.C., Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, and Robert Earl. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 13, 2009)

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.