Form 10-Q
period 2009-09-30
BH RE LLC
filed 2009-11-16
CIK 1281657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

BH/RE, L.L.C. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,915	$23,881
Receivables, net	16,413	18,717
Inventories	2,084	2,498
Prepaid expenses	7,830	7,935
Deposits and other current assets	184	164
Restricted cash and cash equivalents	13,493	29,366
Total current assets	58,919	82,561

Property and equipment, net	557,628	578,043
Restricted cash and cash equivalents	1,202	11,284
Land receivable	14,909	16,918
Other assets, net	449	244
Total assets	$633,107	$689,050

LIABILITIES AND MEMBERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$844,955	$2,001
Accounts payable	4,113	3,549
Accrued payroll and related	9,440	10,786
Accrued interest payable	10,958	6,827
Accrued taxes	2,822	2,422
Accrued expenses	14,477	8,881
Deposits	4,281	4,587
Other current liabilities	4,430	4,512
Due to affiliates	4,532	1,773
Total current liabilities	900,008	45,338

Long-term debt, less current portion	23,917	885,561
Other long-term liabilities	—	1,537
Total liabilities	923,925	932,436

Members’ deficit:
Equity	34,200	34,200
Accumulated deficit	(295,522)	(253,493)
BH/RE, L.L.C. deficit	(261,322)	(219,293)
Noncontrolling members’ deficit	(29,496)	(24,093)
Total members’ deficit	(290,818)	(243,386)
Total liabilities and members’ deficit	$633,107	$689,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(unaudited)	(unaudited)

Operating revenues:
Casino	$23,914	$31,054
Hotel	21,692	25,632
Food and beverage	12,247	13,187
Other	3,220	5,806
Gross revenues	61,073	75,679
Promotional allowances	(6,015)	(6,367)
Net revenues	55,058	69,312

Operating costs and expenses:
Casino	17,170	19,463
Hotel	9,695	10,221
Food and beverage	8,890	9,530
Other	363	77
Selling, general and administrative	18,328	17,413
Depreciation and amortization	11,009	8,971
	65,455	65,675

Operating (loss) income	(10,397)	3,637

Interest expense, net	(10,965)	(16,198)
Decrease in fair value of warrants	1,537	—
Other	32	—
Pre-tax loss	(19,793)	(12,561)
Provision for income taxes	—	—
Net loss including noncontrolling interest	(19,793)	(12,561)
Net loss attributable to noncontrolling interest	(2,254)	(1,884)
Net loss attributable to BH/RE, L.L.C.	$(17,539)	$(10,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(unaudited)	(unaudited)

Operating revenues:
Casino	$77,601	$94,367
Hotel	67,290	86,948
Food and beverage	36,646	41,225
Other	9,419	13,659
Gross revenues	190,956	236,199
Promotional allowances	(18,237)	(20,668)
Net revenues	172,719	215,531

Operating costs and expenses:
Casino	53,300	58,863
Hotel	28,545	31,551
Food and beverage	26,397	28,212
Other	1,285	1,125
Selling, general and administrative	51,343	57,425
Depreciation and amortization	31,405	26,987
	192,275	204,163

Operating (loss) income	(19,556)	11,368

Interest expense, net	(29,445)	(50,292)
Decrease in fair value of warrants	1,537	—
Other	32	—
Pre-tax loss	(47,432)	(38,924)
Provision for income taxes	—	—
Net loss including noncontrolling interest	(47,432)	(38,924)
Net loss attributable to noncontrolling interest	(5,403)	(5,839)
Net loss attributable to BH/RE, L.L.C.	$(42,029)	$(33,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss including noncontrolling interest	$(47,432)	$(38,924)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,405	26,987
Amortization of debt discount and issuance costs	387	6,343
Decease in value of interest rate cap	26	—
Change in value of warrants	(1,537)	—
Gain on disposal of assets	(32)	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(1,352)	2,114
Receivables, net	2,304	2,714
Inventories and prepaid expenses	519	(2,559)
Deposits and other current assets	(20)	52
Due to affiliates	2,759	300
Accounts payable	564	(4,287)
Accrued payroll and related	(1,346)	1,119
Accrued expenses	5,996	995
Deposits and other current liabilities	(388)	(1,517)
Accrued interest	4,131	(921)
Long term deposits and other assets	2,009	4,244
Net cash used in operating activities	(2,007)	(3,340)
Cash flows from investing activities:
Purchases of property and equipment	(10,990)	(26,673)
Proceeds from sale of assets	32	—
Restricted cash and cash equivalents used to purchase property and equipment	10,082	31,551
Net cash (used in) provided by investing activities	(876)	4,878
Cash flows from financing activities:
Repayment of term loan with restricted cash	(17,225)	—
Restricted cash used to repay term loan	17,225	—
Payments under CUP financing	(1,465)	(1,307)
Financing fees	(618)	(143)
Net cash used in financing activities	(2,083)	(1,450)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(4,966)	88
Balance, beginning of period	23,881	21,468
Balance, end of period	$18,915	$21,556

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$25,324	$45,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

BH/RE, L.L.C. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION AND BASIS OF PRESENTATION

Organization

BH/RE, L.L.C. (“BH/RE”) is a holding company that owns 88.61% of EquityCo, L.L.C. (“EquityCo”). The remaining 11.39% of EquityCo is owned indirectly by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). MezzCo, L.L.C. (“MezzCo”) is a wholly owned subsidiary of EquityCo and each of OpBiz, LLC (“OpBiz”) and PH Mezz II LLC (“PH Mezz II”) is a wholly owned subsidiary of MezzCo. PH Mezz I LLC (“PH Mezz I”) is a wholly owned subsidiary of PH Mezz II. PH Fee Owner LLC (“PH Fee Owner”) is a wholly owned subsidiary of PH Mezz I. TSP Owner LLC (“TSP Owner”) is a wholly owned subsidiary of PH Fee Owner. PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner are Delaware limited liability companies structured as bankruptcy remote special purpose entities which, together with OpBiz, own and operate the Planet Hollywood Resort and Casino (the “PH Resort”). OpBiz is the licensed owner and operator of the gaming assets and leases the casino space and hotel space together with all hotel assets from PH Fee Owner. TSP Owner was formed to hold the parcel of land (the “Timeshare Parcel”) that was sold to Westgate Resorts, LLP, a Florida limited partnership (“Westgate”) subject to the Timeshare Purchase Agreement, dated December 10, 2004 and modified on September 10, 2007, between OpBiz and Westgate, as more fully described in Note 3. As of September 30, 2009, each of Robert Earl and Douglas P. Teitelbaum held 50% of BH/RE’s voting membership interests. BH/RE’s equity membership interests were held 43.27% by BH Casino and Hospitality LLC I (“BHCH I”), 15.61% by BH Casino and Hospitality LLC II (“BHCH II” and, together with BHCH I, “BHCH”) and 41.13% by OCS Consultants, Inc. (“OCS”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by the management of BH/RE (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. BH/RE believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2009, are not indicative of results to be expected for the full fiscal year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in BH/RE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

During the three months ended September 30, 2009, The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 , (the “Codification”) (previously “SFAS 168”) became effective.  Accordingly, the Codification became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

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

The Company has significant indebtedness and significant financial commitments. As of September 30, 2009, the Company had approximately $869.9 million of total debt.  Substantially all of the Company’s debt is pursuant to an $860 million commercial mortgage loan agreement entered into on November 30, 2006 (the “Loan Agreement”) between OpBiz and PH Fee Owner (collectively, the “Borrower”) and Column Financial, Inc. (the “Lender”). After the close of the initial Loan Agreement, the Loan was syndicated and is currently held by a consortium of Lenders.  KeyBank Real Estate Capital acts as master servicer of the Loan for the Lender group.  The Loan Agreement has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Interest Reserve Account (as defined in the Loan Agreement) must be replenished to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00 and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement. The Loan Agreement provides that if the Company does not exercise the second extension option, the Loan under the Loan Agreement (the “Loan”) matures on December 9, 2009. At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the first six months of 2009 was not sufficient to demonstrate that the Company could generate sufficient cash flow from operations to meet the conditions set forth to exercise the second extension option. Accordingly, the Loan was reclassified to a current liability as of June 30, 2009 and in the accompanying financial statements.

On September 9, 2009, the Company did not have sufficient available cash to make the interest and reserve payments due under the Loan on that date.  In connection with the Company’s failure to make the payments required under the Loan, the Borrower and Lender entered into a Protective Advance Agreement dated September 11, 2009 (the “Protective Advance Agreement”).  The Protective Advance Agreement acknowledges that there has been an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification (as defined in Note 6 – Long-Term Debt), that the Loan is due and payable and outlines the conditions by which cash advances may be made to the Company in the sole discretion of the Lender so that it may continue operating.  The Company is continuing discussions with the Lender in this regard. Cash advances under the Protective Advance Agreement are made first from available operating cash generated by the Borrower from operations and held in reserve by the Lenders.  To the extent operating cash is not sufficient to cover necessary operating expenses, additional advances made under the Protective Advance Agreement will be added to the total debt outstanding under the Loan (the “Protective Advances”).  To date, the Lender has made no Protective Advances to the Company.  The Loan Agreement is a commercial mortgage. As such, the Loan Agreement as amended and the EquityCo subsidiary corporate structures and operating agreements (including bankruptcy remote entities) restrict the ability of OpBiz and PH Fee Owner to file a voluntary petition for relief under the bankruptcy code.  As further outlined in the Modification dated May 7, 2009 within ten days after Lender’s written demand after the occurrence of a Specified Event as determined by Lender in its sole but good faith discretion, Borrower, MezzCo and TSP Owner LLC shall deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the real property comprising the PH Resort ; (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property.  In order to permit the Lender to foreclose on the hotel and casino comprising the PH Resort separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the PH Resort was transferred from OpBiz to PH Fee Owner.  OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the hotel in the manner it had been and to pay monthly rent of approximately $916,000.  OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the casino in the manner it had been and to pay monthly rent of approximately $1,160,000.  Additionally, as detailed in Note 6 – Long-Term Debt, in connection with the execution of the Loan, the Guarantors executed guarantees against certain actions including a voluntary or collusive bankruptcy filing which were ratified in the Protective Advance Agreement.

After the occurrence of the Event of Default, interest on the Loan accrues at the Default Rate (as defined in the Loan Agreement).  The Lender, in its sole discretion, has applied certain reserve funds in the amount of $17,225,000 to the outstanding principal balance of the Loan and has collected interest.  The balance of the Loan after application of the reserve funds is $842,775,000 as presented in the accompanying condensed consolidated financial statements.  Pending the on-going negotiations, the Company is recording interest expense on the $860 million Loan balance at the default rate of interest (4% over the Applicable Interest Rate as defined in the Loan Agreement) as called for in the Loan Agreement once an Event of Default has occurred.  The Lender has collected interest for the month of September in the amount of $680,000.

Although an Event of Default has been acknowledged, the Lender has not at this time demanded payment of the Loan nor pursued its rights and remedies. The Company will continue to discuss solutions with the Lender and operate under the Protective Advance Agreement until a resolution can be reached.  An Event of Default allows the Lender to foreclose on and take ownership of the PH Resort which would result in the Lender taking title to all assets of the property, a change of control of the PH Resort, and transfer of substantially all of the assets of BH/RE.  However the Lender has not exercised it’s rights in this regard and the Company is involved in discussions with the Lender that could result in a foreclosure on the property and a transfer of the deed (as described above), a transfer of a portion of some or all of the current equity of the Company or a modification to the Loan.

There can be no assurance that an agreement will be reached with the Lender, that the Lender will not exercise its rights to obtain ownership of the PH Resort, will agree to modify the Loan Agreement or will make adequate funds available under the Protective Advance Agreement.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

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

Restricted Cash and Cash Equivalents

The balance in current restricted cash and cash equivalents at September 30, 2009 and December 31, 2008 was approximately $13.5 million and $29.4 million, respectively, which consists of reserves required under the Loan Agreement (as defined in Note 6 to the Condensed Consolidated Financial Statements) including a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. Long-term restricted cash and cash equivalents consist of approximately $1.2 million and $11.3 million at September 30, 2009 and December 31, 2008, respectively, which primarily includes a reserve for interest shortfalls required under the Loan Agreement.

After the occurrence of the Event of Default on September 9, 2009, the Lender applied the cash funds held in the Timeshare Reserve and FF&E Reserve against the outstanding principal of the Loan reducing the outstanding balance from $860 million to approximately $842.8 million.

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

For assets held and used, the Company reviews the asset (or asset group) for impairment whenever indicators of impairment exist.  If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, the asset is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

As a result of the continuing economic downturn and constrained capital markets which have negatively impacted the Las Vegas economy and the Company’s operating results, the Company determined that its property and equipment should be evaluated for impairment during the three months ended September 30, 2009 and determined that no impairment needs to be recognized during the current quarter based on an estimate of undiscounted future cash flows, which exceeded the carrying value of property and equipment.  However, inherent in assessing the recoverability of the carrying value of property and equipment are various assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change, we may be required to record impairment charges.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement (as defined in Note 6) and the terms of the Restructuring Agreement (as defined in Note 6), the Restructuring Parties (as defined in Note 6) agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are recognized as liabilities, with changes in fair value affecting net income. See “Note 6. Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The rate cap agreement is included in other assets on the accompanying balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rooms	$1,714	$1,670	$4,961	$4,950
Food and Beverage	2,126	2,138	6,539	6,731
Other	20	22	50	45
Total cost of promotional allowances	$3,860	$3,830	$11,550	$11,726

Players’ Club Program

The Company’s gaming patrons who join the PH Resort Players’ club earn points based on gaming activity. OpBiz had accrued a liability for players’ club points that can be redeemed for cash as the points are earned based on historical redemption percentages which was recorded as a reduction of revenue. In March 2009, the Company changed the structure of its players club to allow patrons to redeem those points for promotional slot play and other non-cash incentives but not for cash, and therefore no longer accounts for the points earned as reduction to revenue. The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.2 million at September 30, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $2.1 million at September 30, 2009 and $2.4 million at December 31, 2008.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative costs and expenses. Advertising costs totaled approximately $1.7 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, and $1.4 million and $8.3 million for the three and nine months ended September 30, 2008, respectively.

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

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner recognize deferred income tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences and also recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort (the “Timeshare Parcel”) to Westgate, who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the closing of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the

Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received are used to pay the purchase price for the land and the remaining 50% is recorded as income as received. As of September 30, 2009, the Company has a receivable balance for the sale of land of $17.5 million, $14.9 million of which is classified as long-term and at December 31, 2008 the Company has a receivable balance for the sale of land of $19.9 million, $16.9 million of which is classified as long-term in the accompanying financial statements.

Membership Interests

As of September 30, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, EITF Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

Variable Interest Entities. In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) .  SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (which is currently promulgated in a subsection of Codification Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment to FASB Statement No. 140 (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities , which is presently included in Codification Topic 860, Transfers and Servicing. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements .

Subsequent Events.  In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and is is presently included in Codification Topic 855, Subsequent Events. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

4.                                      RECEIVABLES

Receivables consist of the following (in thousands):

	September 30 2009	December 31, 2008
	(unaudited)
Casino	$16,084	$13,584
Hotel	6,486	5,999
Land sale receivable	17,549	19,918
Other	2,387	4,368
	42,506	43,869
Long-term portion of land sale receivable	(14,909)	(16,918)
Allowance for doubtful accounts	(11,184)	(8,234)
Receivables, net	$16,413	$18,717

5.                                      PROPERTY AND EQUIPMENT

Property and equipment and the related accumulated depreciation consist of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Land	$68,479	$68,479
Building and improvements	502,668	502,305
Furniture, fixtures and equipment	136,134	126,582
Construction in progress	1,414	464
	708,695	697,830
Accumulated depreciation	(151,067)	(119,787)
Property and equipment, net	$557,628	$578,043

Depreciation expense was approximately $11.0 million and $31.4 million for the three and nine months ended September 30, 2009, respectively, and $9.0 million and $27.0 million for the three and nine months ended September 30, 2008, respectively.

6.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
$860 million Loan Agreement	$842,775	$860,000
Northwind Aladdin obligation under capital lease	26,097	27,562
	868,872	887,562
Current portion of long-term debt	(844,955)	(2,001)
Total long-term debt, net	$23,917	$885,561

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into the Loan Agreement (the “Loan Agreement”) with Column Financial, Inc. (the “Lender”) for a mortgage loan in the principal amount of up to $820 million.  After the close of the initial Loan Agreement, the Loan was syndicated and is currently held by a consortium of lenders.  KeyBank Real Estate Capital acts as master servicer for the Lender group.  The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the “Amendment”) to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

On May 7, 2009, the Borrower, Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, and Wells Fargo Bank, N.A., as Trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 entered into a third modification (the “Modification”) of the Loan Agreement.  The Modification provides for up to $9 million of the Interest Reserve Fund (as defined in the Loan Agreement) to be available to Borrower for monthly debt service.

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

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income in the first six months of 2009 was not sufficient to demonstrate that the Company would generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan was reclassified to a current liability as of June 30, 2009 and in the accompanying financial statements.

On September 9, 2009, the Company did not have sufficient available cash to make the interest and reserve payments due under the Loan on that date.  In connection with the Company’s failure to make the payments required under the Loan, the Borrower and Lender entered into a Protective Advance Agreement dated September 11, 2009 (the “Protective Advance Agreement”).  The Protective Advance Agreement acknowledges that there has been an Event of Default (as defined in the Loan Agreement) and a Specified Event (as defined in the Modification (as defined in Note 6 – Long-Term Debt)), that the Loan is due and payable and outlines the conditions by which cash advances may be made to the Company in the sole discretion of the Lender so that it may continue operating.  The Company is continuing discussions with the Lender in this regard. Cash advances under the Protective Advance Agreement are made first from available operating cash generated by the Borrower from current operations and held in reserve by the Lenders.  To the extent operating cash is not sufficient to cover necessary operating expenses, additional advances made under the Protective Advance Agreement will be added to the total debt outstanding under the Loan (the “Protective Advances”).  To date, the Lender has made no Protective Advances to the Company.  The Loan Agreement is a commercial mortgage. As such, the Loan Agreement as amended and the EquityCo subsidiary corporate structures and operating agreements (including bankruptcy remote entities) restrict the ability of OpBiz and PH Fee Owner to file a voluntary petition for relief under the bankruptcy code.  As further outlined in the Modification dated May 7, 2009 within ten days after Lender’s written demand after the occurrence of a Specified Event as determined by Lender in its sole but good faith discretion, Borrower, MezzCo and TSP Owner LLC shall deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the real property comprising the PH Resort; (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property.  In order to permit the Lender to foreclose on the hotel and casino comprising the PH Resort separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the PH Resort was transferred from OpBiz to PH Fee Owner.  OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the hotel in the manner it had been and to pay monthly rent of approximately $916,000.  OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the casino in the manner it had been and to pay monthly rent of approximately $1,160,000.  Additionally, as detailed in Note 6 – Long-Term Debt, in connection with the execution of the Loan, the Guarantors executed guarantees against certain actions including a voluntary or collusive bankruptcy filing which were ratified in the Protective Advance Agreement.

After the occurrence of the Event of Default, interest on the Loan accrues at the Default Rate (as defined in the Loan Agreement).  The Lender, in its sole discretion, has applied certain reserve funds in the amount of $17,225,000 to the outstanding principal balance of the Loan and has collected interest.  The balance of the Loan after application of the reserve funds is $842,775,000 as presented in the accompanying condensed consolidated financial statements.  Pending the on-going negotiations, the Company is recording interest expense on the $860 million Loan balance at the default rate of interest (4% over the Applicable Interest Rate as defined in the Loan Agreement) as called for in the Loan Agreement once an Event of Default has occurred.  The Lender has collected interest for the month of September in the amount of $680,000.

Although an Event of Default has been acknowledged, the Lender has not at this time demanded payment of the Loan nor pursued its’ rights and remedies. The Company will continue to discuss solutions with the Lender and operate under the Protective Advance Agreement until a resolution can be reached.  An Event of Default allows the Lender to foreclose on and take ownership of the PH Resort which would result in the Lender taking title to all assets of the property, a change of control of the PH Resort, and transfer of substantially all of the assets of BH/RE.  However the Lender has not exercised it’s rights in this regard and the Company is involved in discussions with the Lender that could result in a foreclosure on the property and a transfer of the deed (as described above), a transfer of a portion of some or all of the current equity of the Company or a modification to the Loan.

There can be no assurance that an agreement will be reached with the Lender, that the Lender will not exercise its rights to obtain ownership of the PH Resort, will agree to modify the Loan Agreement or will make adequate funds available under the Protective Advance Agreement.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of September 30, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the PH Resort or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

In connection with the Loan, the Guarantors and Robert Earl executed and delivered a Completion Guaranty, dated November 30, 2006, pursuant to which they jointly and severally guarantied the completion of the renovation of the PH Resort and payment of all costs associated therewith. The liability under the Completion Guaranty is capped at the greater of (a) $35,000,000 and (b) only in the case that cost overruns for the renovation exceed $15,000,000, 24% of the then unpaid costs of the completion of the renovation.

In addition, in connection with the Loan Agreement, MezzCo effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004 (the “Securities Purchase Agreement”), among MezzCo and the Investors (as named in the Securities Purchase Agreement), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, the Restructuring Parties (as named in the Restructuring Agreement) entered into the Restructuring Agreement, dated November 30, 2006 (the “Restructuring Agreement”), pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, the Subordination Agreement, dated as of August 31, 2004, among MezzCo, OpBiz, the Senior Agent and the Investors, the Pledge Agreement, dated August 9, 2006 (the “Pledge Agreement”), among MezzCo and the Collateral Agent, and the Guaranty, dated August 9, 2004, made by OpBiz to the Investors, and amended certain other existing agreements, as described below.

In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under the Pledge Agreement, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors’ security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

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

Pursuant to the Pledge Agreement, EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

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

Energy Services Agreement

On January 30, 2009, OpBiz entered into the Fifth Amendment to Energy Services Agreement (the “Fifth Amendment”) with Northwind Aladdin (“Northwind”), the third party that owns and operates a central utility plant on land leased from OpBiz. The plant supplies hot and cold water and emergency power to the property under a contract which expires in 2020.  The Fifth Amendment assigns a portion of the capacity to heat and chill water provided to OpBiz to Westgate for operation of the timeshare tower. Operation of the timeshare tower is fully described in Note 3—Summary of Significant Accounting Policies, Timeshare Purchase Agreement. The Fifth Amendment provides for Westgate to assume a pro-rata portion of the debt and equity obligations payable by OpBiz to Northwind. OpBiz’s obligations to Northwind, recorded as a capital lease in the accompanying financial statements, will be reduced by the pro-rata assignment to Westgate as payments are made.  Payments under the Northwind agreement made by OpBiz total approximately $289,000 per month.

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

There is no compensation cost related to non-qualified stock options recognized in operating results for the three or nine months ended September 30, 2009 and there is $3,000 and $9,000 of compensation cost, which approximated fair value, related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three and nine months ended September 30, 2008, respectively.

8.                                      RELATED PARTY TRANSACTIONS

Planet Hollywood Licensing Agreement

OpBiz, Planet Hollywood and certain of Planet Hollywood’s subsidiaries have entered into a licensing agreement pursuant to which OpBiz received a non-exclusive, irrevocable license to use various “Planet Hollywood” trademarks and service marks. Under the licensing agreement, OpBiz also has the right, but not the obligation, to open a Planet Hollywood restaurant and one or more Planet Hollywood retail shops under a separate restaurant agreement with Planet Hollywood. OpBiz pays Planet Hollywood a quarterly licensing fee of 1.75% of OpBiz’s non-casino revenues. The initial term of the licensing agreement will expire in 2028. OpBiz can renew the licensing agreement for three successive 10-year terms. The property officially began operation as the PH Resort on April 17, 2007 and began paying fees pursuant to the licensing agreement as of that date. Licensing fee expenses related to the Planet Hollywood Licensing Agreement totaled approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2008, respectively.

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

Sheraton Hotel Management Contract

OpBiz and Sheraton have entered into a management contract pursuant to which Sheraton provides hotel management services to OpBiz, assists OpBiz in the management, operation and promotion of the Hotel and permits OpBiz to use the Sheraton brand and trademarks in the promotion of the Hotel. OpBiz pays Sheraton a monthly fee of 4% of gross hotel revenue and certain food and beverage outlet revenues and 2% of rental income from third-party leases in the hotel. The management contract has a 20-year term commencing on the completion of the Aladdin acquisition and is subject to certain termination provisions by either OpBiz or Sheraton. Sheraton is a wholly owned subsidiary of Starwood, which has an 11.39% equity interest in EquityCo and has the right to appoint two members to the EquityCo board of managers. Management fee expenses related to the Starwood management contract totaled approximately $2.0 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, and $6.3 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Unpaid management fees due to Starwood, net of amounts due to OpBiz from Starwood for Starwood preferred guests who redeemed Starwood points for hotel stays, total $3.7 million as of September 30, 2009.  OpBiz is currently in default of the management contract with Sheraton due to such non-payment of fees.

Planet Hollywood (LV) LLC Lease Agreement

OpBiz and Planet Hollywood (LV) LLC (“Planet Hollywood LV”) have entered into a lease agreement pursuant to which Planet Hollywood LV, as tenant, operates a new concept it has developed for an upscale 24-hour diner named “Planet Dailies” within approximately 11,500 square feet of space located on the premises owned by OpBiz. Planet Hollywood LV pays OpBiz base rent in the amount of $500,000 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent).  The initial term of the lease agreement will expire in 2017. Planet Hollywood LV can renew the lease agreement for two successive 5-year terms. Planet Dailies began operation on April 1, 2007 and began paying rent pursuant to the lease agreement as of that date. Rental income from Planet Dailies totaled approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

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

Earl of Sandwich (Las Vegas), LLC Lease Agreement

OpBiz and Earl of Sandwich (Las Vegas), LLC (“Earl of Sandwich”) have entered into a lease agreement pursuant to which Earl of Sandwich, as tenant, operates a restaurant named “Earl of Sandwich” within approximately 3,030 square feet of space located on the premises owned by OpBiz. Earl of Sandwich pays OpBiz base rent in the amount of $161,600 per year (subject to annual increase adjustments), in addition to percentage rent of up to 12% based on annual gross sales (to the extent such percentage rent exceeds base rent). The initial term of the lease agreement will expire in 2017. Earl of Sandwich can renew the lease agreement for two successive 5-year terms. Earl of Sandwich began operation in September 2007 and began paying rent pursuant to the lease agreement as of that date. Rental income from Earl of Sandwich totaled approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

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

9.                                      FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued new accounting standards regarding fair value measurements.  These standards do not require any new fair value measurements, but rather define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. The Company adopted certain provisions of the standards as they relate to financial assets and liabilities on January 1, 2008, and adopted the remaining provisions on January 1, 2009. Although the adoption of the standards did not have a material impact on the Company’s financial position, operations, or cash flows, the Company is required to provide additional disclosures as part of its financial statements.

The new standards on fair value measurements define the “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured  according to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included an interest rate cap contract and certain put warrants to purchase 17.5% of fully diluted equity interest in the Company (see Note 6). The fair value of interest rate cap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the cap contract as Level 2. The Company determines the value of the put warrants using a discounted cash flow model which is based primarily on projected future cash flows and asset volatilities of comparable companies. Therefore, the Company has categorized these put warrants as Level 3.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities as of September 30, 2009:

	December 31, 2008	September 30, 2009	Level 1	Level 2	Level 3

Assets:
Interest rate cap	$26,000	$18	$—	$18	$—

Liabilities:
Put warrants	$1,537,000	$—	$—	$—	$—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Interest rate cap — The estimated fair value of our interest rate cap is based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

Put warrants — The estimated fair value of our put warrants is based on a discounted cash flow model and asset volatilities of comparable companies over the past three years.  The value of the warrants was adjusted based on the Company’s current cash flow.  The put warrants are level 3 financial liabilities.

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

Land Receivable

The Company did not estimate the fair value of land receivable as the Company determined that it is not practicable to estimate the fair value of its land receivable.  Under the Timeshare Purchase Agreement, the Company receives fees each year based on sales of timeshare units until the timeshare units are one hundred percent sold out. The fees are received monthly and equal to 9% of total timeshare sales. The carrying value of the land receivable at September 30, 2009 and December 31, 2008 were approximately $17.5 million and $19.9 million, respectively.

Long-term Debt

The fair value of the Company’s long-term debts approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s capital lease approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,915	$18,915	$23,881	$23,881
Accounts Receivable	16,413	16,413	18,717	18,717
Land Receivable	17,549	17,549	19,918	19,918

Financial liabilities:
Long-Term debt	868,872	868,872	887,562	887,562

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

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner recognize deferred income tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences and also recognize a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

The Company had uncertain tax benefits of $2.0 million and $2.1 million as of September 30, 2009 and December 31, 2008, respectively. The Company recognizes penalties and interest as a component of income tax expense.  Management does not expect any penalty assessment associated with the adoption of the guidance.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004.

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

12.                               SUBSEQUENT EVENTS

The Company evaluated all subsequent events through November 16, 2009, which is the date and time that the consolidated financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion of the financial condition and results of operations of BH/RE and its subsidiaries for the periods covered in this report. The discussion of operations herein focuses on events and the revenues and expenses during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements of BH/RE included in BH/RE’s Annual Report on Form 10-K filed with the SEC on March 31, 2009, and the unaudited condensed consolidated financial statements and notes hereto included in Part I, Item 1 of this report.

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

For assets held and used, the Company reviews the asset (or asset group) for impairment whenever indicators of impairment exist.  If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, the asset is recognized at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

As a result of the continuing economic downturn and constrained capital markets which have negatively impacted the Las Vegas economy and the Company’s operating results, the Company determined that its property and equipment should be evaluated for impairment during the three months ended September 30, 2009 and determined that no impairment needs to be recognized during the current quarter based on an estimate of undiscounted future cash flows, which exceeded the carrying value of property and equipment.  However, inherent in assessing the recoverability of the carrying value of property and equipment are various assumptions regarding estimated future cash flows and other factors.  If these estimates or the related assumptions change, we may be required to record impairment charges.

Derivative Instruments and Hedging Activities

Pursuant to the refinancing of the Securities Purchase Agreement and the terms of the Restructuring Agreement, the Restructuring Parties agreed to amend the warrants issued by MezzCo to purchase 17.5% of the fully diluted equity in MezzCo. The warrants contain a net cash settlement, and therefore are recognized as liabilities, with changes in fair value affecting net income. See “Note 6. - Long-Term Debt.”

The terms of the Loan Agreement required the Company to enter into an interest rate cap agreement, which expires on December 9, 2009, to manage interest rate risk. The Company did not apply cash flow hedge accounting to this instrument. Although this derivative was not afforded cash flow hedge accounting, the Company retained the instrument as protection against the interest rate risk associated with its long-term borrowings. The rate cap agreement is included in other assets on the accompanying balance sheet at fair value with any change in fair value being recorded in interest income or expense in the accompanying consolidated statements of operations.

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

Players’ Club Program

The Company’s gaming patrons who join the PH Resort Players’ club earn points based on gaming activity. OpBiz had accrued a liability for players’ club points that can be redeemed for cash as the points are earned based on historical redemption percentages which was recorded as a reduction of revenue. In March 2009, the Company changed the structure of its players club to allow patrons to redeem those points for promotional slot play and other non-cash incentives but not for cash, and therefore no longer accounts for the points earned as reduction to revenue. The total accrued liability related to potential cash awards redeemable under the players’ club program was $1.2 million at September 30, 2009 and $2.2 million at December 31, 2008.

Self-Insurance Accruals

BH/RE is self-insured, up to certain limits, for costs associated with employee medical coverage. The Company accrues for the estimated expense of known claims, as well as estimates for claims incurred but not yet reported which totaled approximately $2.1 million at September 30, 2009 and $2.4 million at December 31, 2008.

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

MezzCo, OpBiz, PH Mezz II, PH Mezz I, PH Fee Owner and TSP Owner, recognize deferred income tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences and also recognize a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied.

Timeshare Purchase Agreement

Pursuant to an agreement dated December 10, 2004 and modified on September 10, 2007, OpBiz entered into a Timeshare Purchase Agreement with Westgate Resorts, LTD. (“Westgate”), a Florida limited partnership, whereby OpBiz agreed to sell approximately 4 acres of land adjacent to the PH Resort (the “Timeshare Parcel”) to Westgate, who plans to develop, market, manage and sell timeshare units on the land. On September 19, 2007, the sale of the land and deed transfer to Westgate was completed. In connection with the closing of the transaction, OpBiz, PH Fee Owner, LLC and TSP Owner, LLC, entered into a modification agreement (the “Modification Agreement”) with Westgate. The Modification Agreement defines the development phases for the Timeshare Parcel and outlines the permitted number of timeshare, whole ownership and penthouse units. The Modification Agreement also outlines permitted amenities on the Timeshare Parcel and documents Seller’s approval of Westgate’s financing for the project.

Pursuant to the terms of the Timeshare Purchase Agreement, the purchase price of the land was $29.5 million. The Company was carrying the land at a value of $29.5 million. Accordingly, no gain on the sale of this land has been recognized in the accompanying financial statements. Westgate pays the Company a monthly fee equal to 9% of total timeshare sales. 50% of the fees received are used to pay the purchase price for the land and the remaining 50% is recorded as income as received. As of September 30, 2009, the Company has a receivable balance for the sale of land of $17.5 million, $14.9 million of which is classified as long-term and at December 31, 2008 the Company had a receivable balance for the sale of land of $19.9 million, $16.9 million of which was classified as long-term in the accompanying financial statements.

Membership Interests

As of September 30, 2009, BH/RE’s membership interests had not been unitized and BH/RE’s members do not presently intend to unitize these membership interests. Accordingly, management of BH/RE has excluded earnings per share data because management believes that such disclosures would not be meaningful to the financial statement presentation.

Recently Issued Accounting Pronouncements

Subsequent to the adoption of the Codification (as defined in Note 1), any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, EITF Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

Variable Interest Entities. In September 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)  (“SFAS 167”) .  SFAS 167 is a revision to FASB Interpretation No. 46,  Consolidation of Variable Interest Entities  (which is currently promulgated in a subsection of Codification Topic 810). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Transfer of Financial Assets. In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — An Amendment to FASB Statement No. 140  (“SFAS 166”). SFAS 166 is a revision of SFAS No. 140,  Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities, which is presently included in Codification Topic 860,  Transfers and Servicing.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not believe that the adoption of SFAS 166 will have a material impact on our consolidated financial statements.

Subsequent Events.  In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and is is presently included in Codification Topic 855, Subsequent Events. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Results of Operations

Current Economic Conditions and Comparability of Results

The outlook for the leisure and gaming industries remains highly uncertain due to a number of factors affecting consumers, including a slowdown in global economies, reduced consumer spending, and restricted credit markets. Reduced casino volumes, a reduced demand for hotel rooms and a highly competitive market driving hotel rates down have all contributed to declines in the overall Las Vegas market. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the third quarter of 2009. 2008 was the PH Resort’s first full year of operation as a rebranded property. We believe that third quarter 2009 operating results were negatively impacted by the current market conditions and that we will continue to experience lower than historical hotel occupancy, room rates and casino volumes throughout  2009. As a result, we have increasingly focused on efficiency initiatives to control expenses and improve performance. We are continually reviewing the costs and marketing opportunities to ensure maximum operating performance in the face of the current economic conditions.

The following table highlights the results of operations for the three and nine months ended September 30, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2009	2008	Change	2009	2008	Change
Net Revenues	$55,058	$69,312	(20.6)%	$172,719	$215,531	(19.9)%
Operating Expenses:
Casino	17,170	19,463	(11.8)%	53,300	58,863	(9.5)%
Hotel	9,695	10,221	(5.1)%	28,545	31,551	(9.5)%
Food and Beverage	8,890	9,530	(6.7)%	26,397	28,212	(6.4)%
Other	363	77	371.4%	1,285	1,125	14.2%
Selling, general and administrative	18,328	17,413	5.3%	51,343	57,425	10.5%
Depreciation and amortization	11,009	8,971	22.7%	31,405	26,987	16.4%
Operating (Loss) Income	$(10,397)	$3,637	(385.9)%	$(19,556)	$11,368	(272)%

Net revenues for the three and nine months ended September 30, 2009 decreased when compared to the three and nine months ended September 30, 2008. We believe that our revenues for the three and nine months ended September 30, 2009 have been negatively impacted by the weakened United States economy. Disruptions in the housing and stock markets, high travel costs, along with declines in the Las Vegas market due to decreased visitor volume and lower customer spending per trip have and may continue to adversely impact our revenues. We have and will continue to aggressively monitor and reduce expenses to improve operating margins during 2009.

The following table highlights the various sources of our revenues and expenses for the three and nine months ended September 30, 2009 and 2008, respectively (dollars in thousands, unaudited).

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2009	2008	Change	2009	2008	Change
Casino revenues	$23,914	$31,054	(23.0)%	$77,601	$94,367	(17.8)%
Casino expenses	17,170	19,463	(11.8)%	53,300	58,863	(9.5)%
Margin	28.2%	37,.3%		31.3%	37.6%
Hotel revenues	$21,692	$25,632	(15.4)%	$67,290	$86,948	(22.6)%
Hotel expenses	9,695	10,221	(5.1)%	28,545	31,551	(9.5)%
Margin	55.3%	60.1%		57.6%	63.7%
Food and beverage revenues	$12,247	$13,187	(7.1)%	$36,646	$41,225	(11.1)%
Food and beverage expenses	8,890	9,530	(6.7)%	26,397	28,212	(6.4)%
Margin	27.4%	27.7%		28.0%	31.6%
Other revenues	$3,220	$5,806	(44.5)%	$9,419	$13,659	(31.0)%
Other expenses	363	77	371.4%	1,285	1,125	14.2%
Margin	88.7%	98.7%		86.4%	91.8%
Selling, general and administrative expenses	$18,328	$17,413	5.3%	$51,343	$57,426	(10.6)%
% of revenue	30.0%	23.0%		26.9%	24.3%

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

Casino revenues decreased 23.0% to $23.9 million for the three months ended September 30, 2009, as compared to $31.1 million for the three months ended September 30, 2008. Table games revenue for the three months ended September 30, 2009, decreased by approximately $3.8 million or 33.5% when compared to the three months ended September 30, 2008. Table drop for the three months ended September 30, 2009 decreased $4.1 million or 6.0% when compared to the same three month period in the prior year. Overall table hold for the three months ended September 30, 2009 was 11.6% compared to 16.5% for the three months ended September 30, 2008.  We have focused on relationship marketing and promotional events to maintain table revenue despite the continued operating challenges in the Las Vegas market.  Slot revenue for the three months ended September 30, 2009 decreased approximately $3.3 million when compared to the same three month period in prior year. Overall slot win percent was 7.7% for the three months ended September 30, 2009 compared to 8.7% for the three months ended September 30, 2008. Slot handle for the three months ended September 30, 2009 decreased $9.5 million or 3.8% when compared to the same three month period in the prior year. Decreases in occupied hotel rooms, visitor volume and spend per visitor contributed to the decline in slot handle and revenue.  Third quarter initiatives in slots included a reconfiguration of the gaming floor designed to enhance trial visitation from strip pedestrian traffic and increase the length of stay for rated slot players.  Combined revenues from the race and sports book and poker for the three months ended September 30, 2009 increased by 17.9% when compared to the three month period ended September 30, 2008 mainly due to a better hold on sporting events.

Casino expenses decreased 11.8% to $17.2 million for the three months ended September 30, 2009, as compared to $19.5 million for the three months ended September 30, 2008. The casino operating margin decreased 9.1% when comparing the same three month periods.  Targeted marketing expenses focused on attracting and retaining casino customers through expansion of loyalty programs and promotional activities, along with successful administrative expense reduction plans, led to the overall expense reduction for the quarter.

Casino revenues decreased 17.8% to $77.6 million for the nine months ended September 30, 2009, as compared to $94.4 million for the nine months ended September 30, 2008. Table games revenue for the nine months ended September 30, 2009 decreased by approximately $7.3 million or 20.2% when compared to the nine months ended September 30, 2008. Table drop for the nine months ended September 30, 2009 decreased $12.3 million or 5.5% when compared to the same nine month period in the prior year. Overall table hold for the nine months ended September 30, 2009 was 13.8% compared to 16.3% for the nine months ended September 30, 2008.  Reduced visitor volumes and reduced wagering per visitor as well as a lower hold percent in the third quarter of 2009 contributed to the decline in table revenues.  Slot revenue for the nine months ended September 30, 2009 decreased approximately $8.9 million when compared to the same nine month period in the prior year. Overall slot win percent was 8.2% for the nine months ended September 30, 2009 compared to 8.2% for the nine months ended September 30, 2008. Slot handle for the nine months ended September 30, 2009 decreased $105.8 million or 13.6% when compared to the same nine month period in the prior year. Decreases in occupied hotel rooms, visitor volume and spend per visitor contributed to the decline in slot handle and revenue. Combined revenues from the race and sports book and poker increased by 6.8% for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. The increase is mainly due to a better hold on sporting events wagering.

Casino expenses decreased 9.5% to $53.3 million for the nine months ended September 30, 2009, as compared to $58.9 million for the nine months ended September 30, 2008. Operating margin decreased 6.3% when comparing the same nine month periods.  We continue to focus on expense reduction plans and targeted customer reinvestment expense promotions in the casino division.

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

Hotel revenues of $21.7 million for the three months ended September 30, 2009 were 15.4% lower than the three months ended September 30, 2008 driven by a decline in both occupancy and average daily room rate. Hotel occupancy decreased 3.9 percentage points to 91.1% for the three months ended September 30, 2009 compared to 95.0% for the three months ended September 30, 2008. There were approximately 14,748 more room nights available in the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 due to the completion of the room renovation project that was underway in 2008.  Average daily room rates decreased to $99 for the three months ended September 30, 2009 compared to $123 for the three months ended September 30, 2008.  Las Vegas visitor volume, room occupancy and average daily rate are all down in the third quarter of 2009 when compared to the third quarter of 2008 and as a result, many of the Strip properties are reducing room rate to maintain occupancy.  The decline in average daily room rate at the PH Resort is indicative of the rate reductions necessary to remain competitive in the current economic operating environment.  Additionally, we have experienced cancellations and attrition in the higher rated convention segment as the economic slowdown continues to reduce the demand for business travel.

Hotel expenses decreased 5.1% to $9.7 million for the three months ended September 30, 2009, as compared to $10.2 million for the three months ended September 30, 2008. Operating margin decreased 4.8% for the three month period ended September 30, 2009 when compared to the same three month period in the previous year.  We continue to focus on expense savings initiatives and unique marketing opportunities to maximize profitability in reaction to the reductions in average daily rate and occupancy.

Hotel revenues of $67.3 million for the nine months ended September 30, 2009, were 22.6% lower that the nine months ended September 30, 2008. Hotel occupancy percentage was 89.3% for the nine months ended September 30, 2009, as compared to 95.5% for the nine months ended September 30, 2008. Average daily room rates decreased to $106 for the nine months ended September 30, 2009, as compared to $136 for the nine months ended September 30, 2008.

Hotel expenses decreased 9.5% to $28.5 million for the nine months ended September 30, 2009, as compared to $31.5 million for the nine months ended September 30, 2008. Operating margin decreased 6.1 percentage points over the same nine month period.

Food and Beverage

Food and beverage revenues are derived from food and beverage sales in the restaurants, bars, room service, banquets and entertainment outlets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Food and beverage revenues decreased 7.1% to $12.2 million for the three months ended September 30, 2009, as compared to $13.2 million for the three months ended September 30, 2008. Food revenue decreased 18.0% when compared to the same three month period in the previous year while beverage revenue increased 1.6%.  The PH Resort operates Starbucks, the Spice Market Buffet, room service, the pool café, banquets and the casino bars.  The remaining food outlets are leased to third party operators.  The food and beverage revenue declines are mainly attributable to a reduction in buffet covers and banquet revenue.  Banquet revenue declines are the direct result of the decline in convention business in the hotel and continued reductions in consumer spending.

Food and beverage expenses decreased 6.7% to $8.9 million for the three months ended September 30, 2009, as compared to $9.5 million for the three months ended September 30, 2008. Operating margin decreased 0.3 percentage points over the same three month period.

Food and beverage revenues decreased 11.1% to $36.6 million for the nine months ended September 30, 2009, as compared to $41.2 million for the nine months ended September 30, 2008.

Food and beverage expenses decreased 6.4% to $26.4 million for the nine months ended September 30, 2009, as compared to $28.2 million for the nine months ended September 30, 2008. Food and beverage margins decreased 3.6 percentage points in comparing the same nine month periods.

Other

Other revenue includes tenant income, telephone and other miscellaneous income and is recognized at the time the goods or services are provided to the guest. Tenant income also includes a portion of the marketing fees received from Westgate based on sales of timeshare units.

Other revenues decreased 44.5% to $3.2 million for the three months ended September 30, 2009, as compared to $5.8 million for the three months ended September 30, 2008, and decreased 31.0% to $9.4 million for the nine months ended September 30, 2009, as compared to $13.7 million for the nine months ended September 30, 2008. The decrease in other revenue is primarily due to the decrease in the amount received from Westgate based on sales of timeshare units. Westgate pays OpBiz 9% of total timeshare sales on a monthly basis with 50% of the proceeds recorded as tenant income and the remaining 50% recorded against the land receivable.

Other expenses increased 371.4% to $0.4 million for the three months ended September 30, 2009, as compared to $0.1 million for the three months ended September 30, 2008, and increased 14.2% to $1.3 million for the nine months ended September 30, 2009, as compared to $1.1 million for the nine months ended September 30, 2008.  The increase in other expenses in the third quarter was due to the timing of certain expenses that are overall, consistent with prior year.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased 5.3% to $18.3 million for the three months ended September 30, 2009, as compared to $17.4 million for the three months ended September 30, 2008.  As a percentage of net revenue, SG&A expenses increased to 30.0% for the three months ended September 30, 2009 as compared to 23.0% for the three months ended September 30, 2008.  SG&A expenses decreased 10.6% to $51.3 million for the nine months ended September 30, 2009, as compared to $57.4 million for the nine months ended September 30, 2008. SG&A expenses as a percentage of revenues increased 2.3% for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. Significant operating expense reduction plans that were implemented to maximize profitability at the first signs of the economic downturn continue to prove successful although as a percentage of the reduced revenue base, overall margins have declined.

Depreciation and Amortization

Depreciation and amortization expense of $11.0 million for the three months ended September 30, 2009 increased when compared to $9.0 million in expense for the three months ended September 30, 2008. Depreciation and amortization expense of $31.4 million for the nine months ended September 30, 2009 increased when compared to $27.0 million in expense for the nine months ended September 30, 2008. The increase in depreciation expense is a direct result of the additional assets placed in service once the renovation was complete.

Net Interest Expense

Net interest expense decreased to $11.0 million for the three months ended September 30, 2009, as compared to $16.2 million for the three months ended September 30, 2008. Net interest expense decreased to $29.4 million for the nine months ended September 30, 2009, as compared to $50.3 million for the nine months ended September 30, 2008. Pending the on-going negotiations, the Company is recording interest expense on the $860 million Loan balance at the default rate of interest (4% over the Applicable Interest Rate as defined in the Loan Agreement) as called for in the Loan Agreement once an Event of Default has occurred.  The Lender has collected interest for the month of September in the amount of $680,000. The decrease in net interest expense is directly related to the reduction in LIBOR throughout 2009 when compared to 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we utilized cash flows from operating activities of approximately $2.0 million and had a balance of $18.9 million in cash and cash equivalents as of September 30, 2009. We also had current restricted cash and cash equivalents of approximately $13.5 million and long-term restricted cash and cash equivalents of approximately $1.2 million at September 30, 2009. The current restricted cash and cash equivalents are primarily reserve accounts that have been established under the Loan Agreement to guarantee payment of property taxes, insurance and furniture, fixtures and equipment replacement. Current restricted cash also includes the balance in the cash management account. As of September 30, 2009, the Company had approximately $868.9 million of total debt.  Substantially all of the Company’s debt is pursuant to the Loan Agreement (as defined below).  On September 9, 2009, the Company did not have sufficient available cash to make the interest and reserve payments due under the Loan on that date.  In connection with the Company’s failure to make the payments required under the Loan, the Borrower and Lender entered into a Protective Advance Agreement dated September 11, 2009 (the “Protective Advance Agreement”).Under the terms of the Loan Agreement, all cash receipts are deposited into a cash management account under Lender control which is used to fund reserves and operating expenses. In accordance with the terms of the Protective Advance Agreement, operating funds are disbursed to the Company at the Lenders sole discretion.  See Note 2 — Liquidity and Financial Position above and “Description of Certain Indebtedness” below which are hereby incorporated by reference.

As the Company is currently operating under the terms of the Protective Advance Agreement, our primary remaining cash requirements for 2009 are expected to include (i) operating expenses as incurred in the normal course of continuing operations (including unpaid capital expenditures, and (ii) approximately $1.7 million in payments to Northwind under the Energy Services Agreement.

Substantially all of the Company’s debt is an $860 million commercial mortgage which has two remaining one year extension options available (the second and third extension options).  As a condition to exercising each of the second and third extension options, the Borrower must replenish the Interest Reserve Account (as defined in the Loan Agreement) to an amount sufficient to achieve a Debt Service Coverage Ratio (as defined in the Loan Agreement) of 1.05:1.00  and 1.10:1:0, respectively, using the specified terms and parameters outlined in the Loan Agreement.  The Loan Agreement provides that if the Company does not exercise the second extension option, the Loan matures on December 9, 2009.  At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income for the first six months of 2009 was not sufficient to demonstrate that the Company would generate sufficient cash flow from operations to meet the conditions set forth to exercise the second extension option.  Accordingly, the Loan was reclassified to a current liability as of June 30, 2009 and in the accompanying financial statements.

There can be no assurance that an agreement will be reached with the Lender, that the Lender will not exercise its rights to obtain ownership of the PH Resort, will agree to modify the Loan Agreement or will make adequate funds available under the Protective Advance Agreement.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

Description of Certain Indebtedness

Loan Agreement

On November 30, 2006, OpBiz and PH Fee Owner (collectively the “Borrower”) entered into the Loan Agreement (the “Loan Agreement”) with Column Financial, Inc. (the “Lender”) for a mortgage loan in the principal amount of up to $820 million.  After the close of the initial Loan Agreement, the Loan was syndicated and is currently held by a consortium of lenders.  KeyBank Real Estate Capital acts as master servicer for the Lender group.  The Loan Agreement provided for an initial disbursement in the amount of $759.7 million and a future funding facility in the amount of up to $60.3 million. On July 17, 2007, the Borrower and the Lender entered into an amendment (the “Amendment”) to the Loan Agreement. The Amendment provided for the immediate funding to Borrower of the balance of future funding that was available under the Loan Agreement and established an additional future funding facility in the amount of up to $40 million (“Future Funding Tranche B”). Future Funding Tranche B has the same terms as the Loan Agreement for maturity and extension. The Loan Agreement, as amended by the Amendment, is referred to as the Loan. The Loan is secured by a deed of trust on the PH Resort and a pledge, subject to approval by the Nevada gaming authorities, by MezzCo of its membership interest in OpBiz (as described below).

The initial maturity date of the Loan was December 9, 2008 with three one year extension options available, subject to payment of a fee (applicable to the second and third extensions only) and the Borrower’s compliance with the requirements for an extension outlined in the Loan Agreement. The Borrower exercised the first available extension option thereby extending the maturity date to December 9, 2009. Interest on the Loan is payable monthly and accrues at the 30 day LIBOR rate plus 3.25% with a .25% ticking fee on available but un-advanced future funding. Interest on Future Funding Tranche B is payable monthly and accrues at the 30 day LIBOR rate plus 7.50% with a 1.50% ticking fee on available but un-advanced funds. The Loan does not require amortization during the initial term or, provided certain EBITDA thresholds are met, during the extension periods. The Loan requires that the Borrower establish and maintain certain reserves including a reserve for completion of the renovation project, a reserve for projected interest shortfalls, a reserve for payment of property taxes and insurance and a reserve for on-going furniture, fixture and equipment purchases or property improvements. The Loan restricts the Borrower’s ability to spend excess cash flow until certain debt service coverage ratios are met.

On May 7, 2009, the Borrower, Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, and Wells Fargo Bank, N.A., as Trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2 entered into a third modification (the “Modification”) of the Loan Agreement.  The Modification provides for up to $9 million of the Interest Reserve Fund (as defined in the Loan Agreement) to be available to Borrower for monthly debt service.

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

At December 31, 2008, the Loan was classified as a non current liability in the accompanying financial statements based on the Company’s intent and ability to exercise the second extension option. Operating income in the first six months of 2009 was not sufficient to demonstrate that the Company would generate sufficient cash flow from operations to meet the conditions set forth in the Modification (described above) in order to exercise the second extension option.  Accordingly, the Loan was reclassified to a current liability as of June 30, 2009 and in the accompanying financial statements.

On September 9, 2009, the Company did not have sufficient available cash to make the interest and reserve payments due under the Loan on that date.  In connection with the Company’s failure to make the payments required under the Loan, the Borrower and Lender entered into a Protective Advance Agreement dated September 11, 2009 (the “Protective Advance Agreement”).  The Protective Advance Agreement acknowledges that there has been an Event of Default (as defined in the Loan Agreement) and a

Specified Event (as defined in the Modification (as defined in Note 6 — Long-Term Debt), that the Loan is due and payable and outlines the conditions by which cash advances may be made to the Company in the sole discretion of the Lender so that it may continue operating.  The Company is continuing discussions with the Lender in this regard. Cash advances under the Protective Advance Agreement are made first from available operating cash generated by the Borrower from current operations and held in reserve by the Lenders.  To the extent operating cash is not sufficient to cover necessary operating expenses, additional advances made under the Protective Advance Agreement will be added to the total debt outstanding under the Loan (the “Protective Advances”).  To date, the Lender has made no Protective Advances to the Company.  The Loan Agreement is a commercial mortgage. As such, the Loan Agreement as amended and the EquityCo subsidiary corporate structures and operating agreements (including bankruptcy remote entities) restrict the ability of OpBiz and PH Fee Owner to file a voluntary petition for relief under the bankruptcy code.  As further outlined in the Modification dated May 7, 2009 within ten days after Lender’s written demand after the occurrence of a Specified Event as determined by Lender in its sole but good faith discretion, Borrower, MezzCo and TSP Owner LLC shall deliver to Lender (i) one or more deeds conveying fee simple title to all portions of the real property comprising the PH Resort; (ii) one or more assignments conveying membership interests of MezzCo in OpBiz; and (iii) all other documents and instruments to Lender that may be required to enable Lender to obtain title insurance coverage with respect to fee simple property.  In order to permit the Lender to foreclose on the hotel and casino comprising the PH Resort separately and to allow OpBiz to continue to operate the casino after such a foreclosure (should the Lender choose to do so), title to the PH Resort was transferred from OpBiz to PH Fee Owner.  OpBiz and PH Fee Owner then entered into a lease pursuant to which OpBiz agreed to continue to operate the hotel in the manner it had been and to pay monthly rent of approximately $916,000.  OpBiz and PH Fee Owner also entered into a lease pursuant to which OpBiz agreed to continue to operate the casino  in the manner it had been and to pay monthly rent of approximately $1,160,000.  Additionally, as detailed in Note 6 — Long-Term Debt, in connection with the execution of the Loan, the Guarantors executed guarantees against certain actions including a voluntary or collusive bankruptcy filing which were ratified in the Protective Advance Agreement.

After the occurrence of the Event of Default, interest on the Loan accrues at the Default Rate (as defined in the Loan Agreement).  The Lender, in its sole discretion, has applied certain reserve funds in the amount of $17,225,000 to the outstanding principal balance of the Loan and has collected interest.  The balance of the Loan after application of the reserve funds is $842,775,000 as presented in the accompanying condensed consolidated financial statements.  Pending the on-going negotiations, the Company is recording interest expense on the $860 million Loan balance at the default rate of interest (4% over the Applicable Interest Rate as defined in the Loan Agreement) as called for in the Loan Agreement once an Event of Default has occurred.  The Lender has collected interest for the month of September in the amount of $680,000.

Although an Event of Default has been acknowledged, the Lender has not at this time demanded payment of the Loan nor pursued its’ rights and remedies. The Company will continue to discuss solutions with the Lender and operate under the Protective Advance Agreement until a resolution can be reached.  An Event of Default allows the Lender to foreclose on and take ownership of the PH Resort which would result in the Lender taking title to all assets of the property, a change of control of the PH Resort and transfer of substantially all of the assets of BH/RE.  However the Lender has not exercised it’s rights in this regard and the Company is involved in discussions with the Lender that could result in a foreclosure on the property and a transfer of the deed (as described above), a transfer of a portion of some or all of the current equity of the Company or a modification to the Loan.

There can be no assurance that an agreement will be reached with the Lender, that the Lender will not exercise its rights to obtain ownership of the PH Resort, will agree to modify the Loan Agreement or will make adequate funds available under the Protective Advance Agreement.  Additionally, there can be no assurance that we have accurately estimated our liquidity needs, or that we will not experience unforeseen events that may materially increase our need for liquidity to fund our operations or capital expenditure programs or decrease the amount of cash generated from our operations.

In connection with the Loan, the Lender required that Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd., which are affiliates of Bay Harbour Management, execute and deliver a certain Guaranty (as described below). In exchange for Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd. and Bay Harbour Master Ltd. (the “Guarantors”) executing the Guaranty, OpBiz and PH Fee Owner agreed to pay to Trophy Hunter Investments, Ltd. and Bay Harbour Master Ltd. a fee equal to $1,500,000 per year. The fee is accrued as of September 30, 2009 and only payable once OpBiz hits certain debt service coverage ratios defined in the Loan Agreement.

In connection with the Loan, the Guarantors entered into a Guaranty, dated November 30, 2006 (the “Guaranty”), pursuant to which the Guarantors agreed to indemnify the Lender against losses related to certain prohibited actions of the Borrower and guarantied full repayment of the Loan in the case of a voluntary or collusive bankruptcy of the Borrower, a transfer of the PH Resort or interests in the Borrower in violation of the Loan Agreement and if the Borrower fails to maintain its status as a bankruptcy remote entity and as a result sees its assets consolidated with those of an affiliate in a bankruptcy. The liability of the Guarantors is capped at $15,000,000 per entity and $30,000,000 in the aggregate, however this cap does not apply to (i) liability arising from events, acts or circumstances actually committed or brought about by the willful acts of any of the Guarantors and (ii) the extent of any benefit received by any of the Guarantors as a result of the acts giving rise to the liability under the Guaranty. Each of Douglas Teitelbaum and Robert Earl executed and delivered guaranties substantially the same as that delivered by the Guarantors, however the liability of each of them was limited to (i) liability arising from events, acts or circumstances actually committed or brought about by willful acts by him and (ii) the extent of any benefit received by him as a result of the acts giving rise to the liability under the Guaranty.

In connection with the Loan, the Guarantors and Robert Earl executed and delivered a Completion Guaranty, dated November 30, 2006, pursuant to which they jointly and severally guarantied the completion of the renovation of the PH Resort and payment of all costs associated therewith. The liability under the Completion Guaranty is capped at the greater of (a) $35,000,000 and (b) only in the case that cost overruns for the renovation exceed $15,000,000, 24% of the then unpaid costs of the completion of the renovation.

In addition, in connection with the Loan Agreement, MezzCo effected a refinancing of the Securities Purchase Agreement, dated August 9, 2004 (the “Securities Purchase Agreement”), among MezzCo and the Investors (as named in the Securities Purchase Agreement), pursuant to which MezzCo issued to the Investors (i) 16% senior subordinated secured Notes in the original aggregate principal amount of $87 million, and (ii) Warrants for the purchase (subject to certain adjustments as provided for therein) of membership interests of MezzCo, representing 17.5% of its fully diluted equity. Loan proceeds were used to redeem in full the Notes.

In connection with the refinancing of the Securities Purchase Agreement and redemption of the Notes, the Restructuring Parties (as named in the Restructuring Agreement) entered into the Restructuring Agreement, dated November 30, 2006 (the “Restructuring Agreement”), pursuant to which the Restructuring Parties terminated in full the Securities Purchase Agreement, the Subordination Agreement, dated as of August 31, 2004, among MezzCo, OpBiz, the Senior Agent and the Investors, the Pledge Agreement, dated August 9, 2006 (the “Pledge Agreement”), among MezzCo and the Collateral Agent, and the Guaranty, dated August 9, 2004, made by OpBiz to the Investors, and amended certain other existing agreements, as described below.

In accordance with the terms of the Restructuring Agreement, the Investors and EquityCo, MezzCo and OpBiz entered into a Release, Consent and Waiver Agreement, pursuant to which the Investors (i) released OpBiz from its guaranteed obligations, under that certain Guaranty Agreement, dated as of August 9, 2004 and executed by OpBiz in favor of the Investors and the collateral agent; (ii) released MezzCo from its pledge of the collateral, under the Pledge Agreement, the Investors released their security interest, as defined in that certain Security Agreement, as amended by that certain Amendment to Security Agreement, in each case dated as of August 9, 2004 and executed by the Company in favor of the collateral agent; (iii) released and terminated the Deed of Trust, dated as of August 9, 2004 and executed by MezzCo in favor of the Trustee (as defined therein) for the benefit of the collateral agent; (iv) released and terminated the Investors’ security interest in the securities account, provided for that certain Securities Account Control Agreement, dated as of August 9, 2004 and executed by the Company, the collateral agent and Wells Fargo Bank, N.A.

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

Pursuant to the Pledge Agreement, EquityCo has, subject to approval of the Nevada gaming authorities, pledged and granted a first priority security interest to the Collateral Agent for the ratable benefit of the Investors in the membership interests of EquityCo in MezzCo. The Pledge Agreement, once approved, will secure the full payment of the Put Right (as defined in the A&R Warrants), including any obligations under the Put Note.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and elsewhere by management from time to time, the words “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “may”, “seek”, “will”, and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our planned and possible expansion plans, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in “Item 1A—Risk Factors” of BH/RE’s Annual Report on Form 10-K filed with the SEC on March 31, 2009. See Liquidity and Capital Resources above for additional risks related to our substantial indebtedness.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We pay interest on the amount outstanding under the Loan Agreement monthly, in cash, at the London Inter-Bank Offered Rate, or LIBOR, plus 3.25% with a .25% ticking fee on available but un-advanced Future Funding. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding at September 30, 2009 would increase the annual interest cost by approximately $8.6 million.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above for additional risks related to our substantial indebtedness.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 2 to the condensed consolidated financial statements — Liquidity and Financial Position and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources; Description of Certain Indebtedness — Loan Agreement, which are incorporated by reference to this Item 3.

ITEM 5.  OTHER INFORMATION

See description of the Protective Advance Agreement in Note 2 to the condensed consolidated financial statements, which is incorporated by reference to this Item 5.

ITEM 6. EXHIBITS

10.1

Protective Advance Agreement dated September 11, 2009 by and among Wells Fargo Bank, N.A., as trustee for the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2, PH Fee Owner LLC,OpBiz, L.L.C., Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, MezzCo, L.L.C. and TSP Owner LLC.

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

BH/RE, L.L.C.

November 16, 2009	By:	/S/ Donna Lehmann
Donna Lehmann
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Protective Advance Agreement dated September 11, 2009 by and among Wells Fargo Bank, N.A., as trustee for the Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007-TFL2, PH Fee Owner LLC,OpBiz, L.L.C., Planet Hollywood International, Inc., Planet Hollywood (Region IV), Inc., Planet Hollywood Memorabilia, Inc., Trophy Hunter Investments, Ltd., Bay Harbour 90-1, Ltd., Bay Harbour Master Ltd., Douglas Teitelbaum, Robert Earl, MezzCo, L.L.C. and TSP Owner LLC.

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Thomas J. McCartney.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Donna Lehmann.